Form 10-Q
period 1995-03-31
AERO SYSTEMS ENGINEERING INC
filed 1995-05-09
CIK 2589

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended March 31, 1995

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from                  to

         Commission file number 0-7390

                         Aero Systems Engineering, Inc.

             (Exact name of registrant as specified in its charter)

           Minnesota                                          41-0913117
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

         358 East Fillmore Avenue,  St. Paul, Minnesota         55107
         (Address of principal executive offices)             (Zip Code)

         Registrant's telephone number, including area code 612-227-7515

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes _X_  No

         As of March 31, 1995, 2,551,717 shares of common stock, par value $.20 per share, were outstanding.


                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidary of Celsius, Inc.)

                                    Form 10Q


                          Quarter Ended March 31, 1995


                                                                         Page

PART I - FINANCIAL INFORMATION

         Item 1      Financial Statements                                  3

         Item 2      Management's Discussion and Analysis of Financial
                     Condition and Results of Operation                    9



PART II - OTHER INFORMATION

         Item 6      Exhibits and Reports on Form 8-K                     11

         Signatures                                                       11

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                         AERO SYSTEMS ENGINEERING, INC.
                         (Subsidiary of Celsius, Inc.)
              CONSOLIDATED BALANCE SHEETS (Unaudited in Thousands)


                                            March 31,  December 31,
               ASSETS                         1995        1994

CURRENT ASSETS


Cash                                         $   152   $   310

Accounts Receivable:
        Billed Contracts                       3,858     4,145
        Sundry                                   551       540
                                               4,409     4,685
Note Receivable                                    0       335

Costs and Estimated Earnings in
        Excess of Billings on
        Uncompleted Contracts                  7,482     6,723

Inventories
        Materials and Supplies                   881       786
        Projects in Process                      529       386

Prepaid Expenses                                  90       195
Deferred Income Tax Benefit                      376       376
Income Tax Receivable                            103       103

        Total Current Assets                  14,022    13,899

LONG TERM ASSETS

Land                                             486       486
Building                                       3,025     3,025
Furniture, Fixtures, & Equipment               5,175     5,032
Wind Tunnels & Instrumentation                 2,270     2,270
Leasehold Improvements                         1,176     1,156
                                              12,132    11,969
Less accumulated Depreciation                  5,803     5,561
                                               6,329     6,408

Investments                                      436       436
Non-Compete Agreement                            176       190
Other Long Term Assets                            64        77
        Total Long Term Assets                 7,005     7,111

Total Assets                                 $21,027   $21,010

LIABILITIES

CURRENT LIABILITIES

Current Maturities of
        Long Term Obligations                $    28   $    28
Current Maturites of Long-Term
        Debt to Affiliated Company               800       800
Notes Payable - Banks                          4,243     2,541
Accounts Payable:
        Trade                                  1,667     1,929
        Affiliated company                       108       114

Billings on Uncompleted Contracts
        in Excess of Costs and
        Estimated Earnings                       218       748
Accrued Warranty and Losses                      947     1,022
Accrued Salaries and Wages                       816       748
Other Accruals                                 1,594     2,070

        Total Current Liabilities             10,421    10,000

Other Liabilities
Deferred Revenue                                 435       435
Deferred Income Taxes                            376       376
Note Payable                                     127       127
Long Term Debt to Affiliated Company,
        Less Current Maturities                2,400     2,800
Capital Lease Obligations,
        Less Current Maturities                  276       283

STOCKHOLDERS' EQUITY

Common Stock - Authorized 3,000,000
Shares of $.20 Par Value; Issued 2,551,717
on March 31, 1995 and December 31, 1994.         510       510

        Additional Contributed Capital           517       517
        Retained Earnings                      5,965     5,962

        Total Stockholders' Equity             6,992     6,989

Total Liabilities and
           Stockholders' Equity              $21,027   $21,010


                 AERO SYSTEMS ENGINEERING, INC. -- CONSOLIDATED
                         (Subsidiary of Celsius, Inc.)

                             STATEMENTS OF EARNINGS
                            (Unaudited in Thousands)


                                      Quarter Ended
                                    March 31   March 31
                                      1995       1994

Earned Revenues                     $ 5,782    $ 4,876
Cost of Earned Revenues               4,278      4,114

        Gross Profit                  1,504        762

Operating Expenses                    1,314      1,180

        Operating Profit(Loss)          190       (418)

Other Income (Expense)
        Interest Income                   8         11
        Interest Expense               (196)      (184)
        Other                             1          1
                                       (187)      (172)

Income (Loss) Before Income Taxes         3       (590)

Income Tax Expense (Benefit)           --         (206)

        Net Income (Loss)           $     3    $  (384)

NET INCOME PER SHARE                $  0.00    $ (0.15)

Dividends per Share                    None      None


                 AERO SYSTEMS ENGINEERING, INC. -- CONSOLIDATED
                         (Subsidiary of Celsius, Inc.)
               STATEMENTS OF CASH FLOW FROM OPERATING ACTIVITIES
                            (Unaudited in Thousands)

                                               Three Months  Three Months
                                                  Ended         Ended
                                                 March 31,    March 31,
                                                   1995         1994

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                        $      3    $ (384)
Adjustment to reconcile net income
    to net cash provided by
    operating activities:
        Depreciation and Amortization                 257        253
        (Increase) Decrease in Assets:
            Accounts Receivable                       659     (1,756)
            Cost and Estimated Earnings
               in excess of billing on
               uncompleted contracts                 (759)     2,336
            Inventories                              (238)      (312)
            Prepaid Expenses                          105         96
            Deferred Income Tax Benefit              --           46
        Increase (Decrease) in Liabilities:
            Accounts Payable and
               accrued expense                       (799)    (1,467)
            Income Taxes Payable                     --          (13)
            Billings in Excess of Costs and
               estimated earnings on
               uncompleted contracts                 (530)       121
    Net Cash Provided (Used) by
        Operating Activities                       (1,302)    (1,080)

CASH FLOW FROM INVESTING ACTIVITIES:
        Proceeds from the Sale of Fixed Assets       --           19
            Capital Expenditures                     (164)       (49)
            Payment Received on Note Receivable        13         11
    Net Cash Used in Investing Activities            (151)       (19)

CASH FLOW FROM FINANCING ACTIVITIES:
        Net Borrowings under Line of
            Credit Agreement                        1,702      1,013
        Capital Lease Assumed in Acquisition           (7)        (6)
        Principal Payments, Long Term
            Obligations                              (400)        --
    Net Cash Provided (Used) by
        Financing Activities                        1,295      1,007
NET CHANGE IN CASH                                   (158)       (92)

CASH AT BEGINNING OF YEAR                             310        168
CASH AT END OF QUARTER                            $   152    $    76


                AERO SYSTEMS ENGINEERING , INC. -- CONSOLIDATED
                         (Subsidiary of Celsius, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1995


NOTE A - LONG TERM LEASE OBLIGATIONS

    The Company has capitalized leases which expire through 2002. One capitalized lease agreement, which relates to a warehouse facility in St. Paul, contains several purchase options at various times during the lease period. The most favorable option occurs at the end of the lease period.


NOTE B - CONTRACTS IN PROCESS
    Information with resepect to contracts in process follows:

                                         March 31   March 31
                                           1995       1994

Costs Incurred on Uncompleted
        Contracts                         $31,629   $33,575

Estimated Earnings Thereon                 14,446    15,198
Total Earned Revenue on
        Uncompleted Contracts              46,075    48,773

Less Billings Applicable thereto           38,811    44,619

                                          $ 7,264   $ 4,154



Included in Accompanying Balance
        Sheet Under Following Captions:

        Costs and Estimated Earnings
           in Excess of Billings on
           Uncompleted Contracts          $ 7,482   $ 6,668

        Billings in excess of Costs
           and Estimated Earnings on
           Uncompleted Contracts              218     2,514

                                          $ 7,264   $ 4,154


NOTE C - INCOME TAXES
          The components of the provision for income taxes are:

                                  March 31  March 31
                                    1995     1994
Income Taxes Currently
     Payable (Refundable)          $(150)   $(252)

Deferred                             150       46

Income Tax Expense                 $   0    $(206)


Tax  effect of timing differences results from the following item:

Warranty and Vacation costs,
     treated on a cash basis for
     tax purposes and the accrual
     basis for financial
     accounting purposes            $150    $  46

Other                                  0        0

                                    $150    $  46


NOTE D - CONTINGENCIES AND COMMITMENT

     Letter of Credit

          Standby letters of credit totaling $1,855,000 were outstanding on March 31, 1995 to various customers in exchange for down payments or warranty performance bonds.


NOTE E - RECLASSIFICATION

          Certain amounts in the 1994 unaudited financial statements have been reclassified to conform with the presentation of similar amounts in the 1995 unaudited financial statements.



                         AERO SYSTEMS ENGINEERING, INC.
                        (A Subsidiary of Celsius, Inc.)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

FINANCIAL CONDITION

Aero Systems Engineering, Inc. ("ASE") had net income of $3,000 after tax during the first quarter of 1995 as compared with a loss of $384,000 after tax during the same period in the prior year. The income during the first quarter of 1995 was the result of improved margins on the projects in process during the period.

Earned revenue for the first quarter of 1995 increased $906,000 or 19% as compared with the same period in 1994. This increase is primarily the result of an increased backlog at the beginning of 1995 in the Company's wind tunnel business as several wind tunnel orders were received in the fourth quarter of 1994. This additional wind tunnel backlog generated earned revenue during the first quarter of 1995.

The cost of earned revenue, as a percentage of earned revenue, decreased to 74% during the first quarter of 1995 as compared with 84% during the same period in 1994 due to improved project mix. In addition, during the first quarter of 1994 the Company's overhead level was too high as compared to the level of revenue. The Company reduced its' workforce in early March 1994 to address the lower level of work in process during that period.

The Company recognizes revenue using the percentage of completion method for its long-term contracts. Estimates of revenues earned and expenses to be incurred to complete the contracts are made in conjunction with the preparation of the quarterly financial statements. However, final determination of the profitability of the contracts are subject to settlement of any final claims which may develop at the time the completed contract is accepted by the customer as well as risks inherent in estimates which are made during the course of the contract work.

Operating expenses increased $134,000 or 11% during the first quarter of 1995 as compared with the first quarter of 1994. This increase is the result of research and development activity as the Company recognized the need to make a significant commitment in order to maintain a leadership role in the industry.

Costs and estimated earnings in excess of billings on uncompleted contracts as of March 31, 1995 increased $759,000 compared with December 31, 1994. The Company recognizes profit on long-term projects on the percentage of completion basis, which permits earned revenue to be recognized prior to the time that progress payments are billed. When this occurs, amounts are added to this asset account for the recognition of earned revenue prior to the billing of progress payments. The increase since December 31, 1994 is due to the recognition of earned revenue on several projects during the first quarter of 1995 which had not yet reached billing milestones as of March 31, 1995.

Accounts payable and accrued expenses decreased $799,000 as of March 31, 1995 as compared with December 31, 1994 as a result of the stages of completion of projects during the first quarter of 1995.

Billings in excess of costs and estimated earnings on uncompleted contracts decreased $530,000 as of March 31, 1995 as compared with December 31,1994. Billings are a function of contract terms and do not necessarily relate to the percentage of completion of a project. The balance on March 31, 1995 decreased because no significant advanced billings were made during the first quarter of 1995.

Notes payable to banks increased $1,702,000 as of March 31, 1995 as compared with December 31, 1994. This increase is directly related to the increase in costs and estimated earnings in excess of billings on uncompleted contracts and the decrease in accounts payable noted above, which has increased current working capital needs.

The Company has relied upon bank credit lines during recent years as a source of its capital resources and liquidity. These lines of credit are guaranteed by Celsius Industries AB. Celsius, Inc., a United States corporation which owns approximately 80% of the common stock of the Company, is a wholly-owned subsidiary of Celsius Industries AB. the Company currently has two bank lines of credit which enable it to borrow up to a total of $8,000,000 under which $3,757,000 was available as of March 31, 1995. The Company believes that these lines of credit, along with cash flows from operations, will be adequate to support the Company's future cash needs at least through 1995. the Company has no material commitments for capital expenditures in 1995.

Highly competitive market conditions have minimized the effect of inflation on both the contract prices and the cost of the Company's purchased materials. Productivity improvements and cost reduction programs have largely offset the effect of inflation on other costs and expenses.


PART II - OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K

         (a)      No exhibits are filed as part of this Report.

         (b) No current reports on Form 8-K were filed during the quarter ended March 31, 1995.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    May 8, 1995                    Charles L. Rooks
                                        (Chief Financial and Accounting Officer)