Form 10-Q
period 1995-06-30
AERO SYSTEMS ENGINEERING INC
filed 1995-08-10
CIK 2589

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended June 30, 1995

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from                 to

         Commission file number 0-7390

                         Aero Systems Engineering, Inc.
             (Exact name of registrant as specified in its charter)

         Minnesota                                              41-0913117
(State or other jurisdiction of                              (I.R.S  Employer
 incorporation or organization)                             Identification No.)

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

                                   Yes _X_ No

As of June 30, 1995, 2,551,717 shares of common stock, par value $.20 per share, were outstanding.



                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidary of Celsius, Inc.)

                                    Form 10Q


                          Quarter Ended June 30, 1995




                                                                     Page

PART I - FINANCIAL INFORMATION

     Item 1      Financial Statements                                  3

     Item 2      Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operation                                       10



PART II - OTHER INFORMATION

     Item 6      Exhibits and Reports on Form 8-K                     12

     Signatures                                                       12




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                         AERO SYSTEMS ENGINEERING, INC.
                         (Subsidiary of Celsius, Inc.)
              CONSOLIDATED BALANCE SHEETS (Unaudited in Thousands)


                                   June 30, December 31,
          ASSETS                     1995      1994

CURRENT ASSETS

Cash                               $    10   $   310

Accounts Receivable:
        Billed Contracts             5,229     4,145
        Sundry                          38       540
                                     5,267     4,685
Note Receivable                        105       335

Costs and Estimated Earnings in
        Excess of Billings on
        Uncompleted Contracts        7,721     6,723

Inventories
        Materials and Supplies         855       786
        Projects in Process            779       386

Prepaid Expenses                        41       195
Deferred Income Tax Benefit            376       376
Income Tax Receivable                  103       103

        Total Current Assets        15,257    13,899

LONG TERM ASSETS

Land                                   486       486
Building                             3,025     3,025
Furniture, Fixtures, & Equipment     5,220     5,032
Wind Tunnels & Instrumentation       2,270     2,270
Leasehold Improvements               1,195     1,156
                                    12,196    11,969
Less accumulated Depreciation        6,047     5,561
                                     6,149     6,408

Investments                            436       436
Non-Compete Agreement                  163       190
Other Long Term Assets                   0        77
        Total Long Term Assets       6,748     7,111

Total Assets                       $22,005   $21,010





                         AERO SYSTEMS ENGINEERING, INC.
                         (Subsidiary of Celsuis, Inc.)
              CONSOLIDATED BALANCE SHEETS (Unaudited in thousands)
                                    (cont.)

                                        June 30, December 31,
                                          1995      1994
LIABILITIES

CURRENT LIABILITIES

Current Maturities of
        Long Term Obligations            $    28   $    28
Current Maturites of Long-Term
        Debt to Affiliated Company           800       800
Notes Payable - Banks                      4,834     2,541
Accounts Payable:
        Trade                              1,719     1,929
        Affiliated company                   204       114

Billings on Uncompleted Contracts
        in Excess of Costs and
        Estimated Earnings                 1,619       748
Accrued Warranty and Losses                  659     1,022
Accrued Salaries and Wages                   761       748
Other Accruals                             1,376     2,070

        Total Current Liabilities         12,000    10,000

Other Liabilities
Deferred Revenue                             435       435
Deferred Income Taxes                        376       376
Note Payable                                 127       127
Long Term Debt to Affiliated Company,
        Less Current Maturities            2,400     2,800
Capital Lease Obligations,
        Less Current Maturities              269       283

STOCKHOLDERS' EQUITY

Common Stock - Authorized 3,000,000
 Shares of $.20 Par Value; Issued
 2,551,717 on June 30, 1995 and
 December 31, 1994.                          510       510

        Additional Contributed Capital       517       517
        Retained Earnings                  5,371     5,962

        Total Stockholders' Equity         6,398     6,989

Total Liabilities and
           Stockholders' Equity          $22,005   $21,010





                 AERO SYSTEMS ENGINEERING, INC. -- CONSOLIDATED
                         (Subsidiary of Celsius, Inc.)

                             STATEMENTS OF EARNINGS
                            (Unaudited in Thousands)


                                    Quarter    Quarter
                                     Ended      Ended
                                    June 30,   June 30,
                                      1995       1994

Earned Revenues                     $ 4,653    $ 7,010
Cost of Earned Revenues               3,552      5,550

        Gross Profit                  1,101      1,460

Operating Expenses                    1,511      1,446

        Operating Profit(Loss)         (410)        14

Other Income (Expense)
        Interest Income                  34         59
        Interest Expense               (216)      (171)
        Other                            (2)         0
                                       (184)      (112)

Income (Loss) Before Income Taxes      (594)       (98)

Income Tax Expense (Benefit)             --        (26)

        Net Income (Loss)           $  (594)   $   (72)

NET INCOME PER SHARE                $ (0.23)   $ (0.03)

Dividends per Share                    None       None




                 AERO SYSTEMS ENGINEERING, INC. -- CONSOLIDATED
                         (Subsidiary of Celsius, Inc.)

                             STATEMENTS OF EARNINGS
                            (Unaudited in Thousands)


                                   Six Months   Six Months
                                     Ended        Ended
                                    June 30,     June 30,
                                      1995         1994

Earned Revenues                     $ 10,435    $ 11,886
Cost of Earned Revenues                7,830       9,664

        Gross Profit                   2,605       2,222

Operating Expenses                     2,825       2,626

        Operating Profit(Loss)          (220)       (404)

Other Income (Expense)
        Interest Income                   42          70
        Interest Expense                (412)       (355)
        Other                             (1)          1
                                        (371)       (284)

Income (Loss) Before Income Taxes       (591)       (688)

Income Tax Expense (Benefit)              --        (232)

        Net Income (Loss)           $   (591)   $   (456)

NET INCOME PER SHARE                $  (0.23)   $  (0.18)

Dividends per Share                     None        None





                 AERO SYSTEMS ENGINEERING, INC. -- CONSOLIDATED
                         (Subsidiary of Celsius, Inc.)
               STATEMENTS OF CASH FLOW FROM OPERATING ACTIVITIES
                            (Unaudited in Thousands)

                                                 Six Months   Six Months
                                                   Ended        Ended
                                                  June 30,     June 30,
                                                    1995         1994

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                        $  (591)   $  (456)
Adjustment to reconcile net income
    to net cash provided by
    operating activities:
        Depreciation and Amortization                 513        506
        (Increase) Decrease in Assets:
            Accounts Receivable                      (352)     1,881
            Cost and Estimated Earnings
               in excess of billing on
               uncompleted contracts                 (998)       573
            Inventories                              (462)      (101)
            Prepaid Expenses                          154        135
            Deferred Income Tax Benefit                           91
        Increase (Decrease) in Liabilities:
            Accounts Payable and
               accrued expense                     (1,164)    (1,271)
            Income Taxes Payable                                 (15)
            Billings in Excess of Costs and
               estimated earnings on
               uncompleted contracts                  871       (747)
    Net Cash Provided (Used) by
        Operating Activities                       (2,029)       596

CASH FLOW FROM INVESTING ACTIVITIES:
        Proceeds from the Sale of Fixed Assets                    44
            Capital Expenditures                     (227)      (141)
            Payment Received on Note Receivable        77         21
    Net Cash Used in Investing Activities            (150)       (76)

CASH FLOW FROM FINANCING ACTIVITIES:
        Net Borrowings under Line of
            Credit Agreement                        2,293       (656)
        Capital Lease Assumed in Acquisition          (14)       (13)
        Principal Payments, Long Term
            Obligations                              (400)         0
    Net Cash Provided (Used) by
        Financing Activities                        1,879       (669)
NET CHANGE IN CASH                                   (300)      (149)

CASH AT BEGINNING OF YEAR                             310        168
CASH AT END OF QUARTER                            $    10    $    19





                AERO SYSTEMS ENGINEERING , INC. -- CONSOLIDATED
                         (Subsidiary of Celsius, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1995


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Aero Systems Engineering, Inc. and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1994.


NOTE B - LONG TERM LEASE OBLIGATIONS

     The Company has capitalized leases which expire through 2002. One capitalized lease agreement, which relates to a warehouse facility in St. Paul, contains several purchase options at various times during the lease period. The most favorable option occurs at the end of the lease period.


NOTE C - CONTRACTS IN PROCESS

    Information with resepect to contracts in process follows:


                                                     June 30,      June 30,
                                                       1995          1994

    Costs Incurred on Uncompleted Contracts         $   30,530   $   36,547
    Estimated Earnings Thereon                          10,309       15,974
    Total Earned Revenue on
                Uncompleted Contracts                   40,839       52,521
    Less Billings Applicable thereto                    34,737       45,736

                                                    $    6,102   $    6,785
    Included in Accompanying Balance
                Sheet Under Following Captions:

                Costs and Estimated Earnings
                   in Excess of Billings on
                   Uncompleted Contracts            $    7,721   $    8,431

                Billings in excess of Costs
                   and Estimated Earnings on
                   Uncompleted Contracts                 1,619        1,646

                                                    $    6,102   $    6,785


NOTE D - CONTINGENCIES AND COMMITMENT



     Standby letters of credit totaling approximately $1,815,000 were outstanding on June 30, 1995 to various customers in exchange for down payments or warranty performance bonds.


NOTE E - RECLASSIFICATION

     Certain amounts in the 1994 unaudited financial statements have been reclassified to conform with the presentation of similar amounts in the 1995 unaudited financial statements.



                        AERO SYSTEMS ENGINEERING , INC.
                         (Subsidiary of Celsius, Inc.)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Aero Systems Engineering, Inc. ("ASE") had a loss of $594,000 after tax during the second quarter of 1995 and a loss of $591,000 after tax for the first six months of 1995 as compared with a loss of $72,000 and $456,000 after tax during the same periods in 1994, respectively. The losses during these periods in 1995 are primarily attributed to lower earned revenue and increased operating expenses partially offset by improved margins on projects in process, as described below.

The Company's backlog of orders as of June 30, 1995 was $30,200,000 as compared with $18,455,000 as of December 31, 1994, which represents a 64% increase during the first six months of 1995. This increase is primarily related to several large wind tunnel orders being received in recent months.

Earned revenue for the second quarter of 1995 decreased $2,357,000 or 34% as compared with the same period in 1994. Year to date earned revenue for the first six months of 1995 decreased $1,451,000 or 12% as compared with the same period in 1994. These decreases are primarily related to the decreased backlog at the beginning of 1995 in the Company's test cell business as a result of the continued low level of business in the airline industry. Lower revenue in the test cell business was partially offset by an increase in wind tunnel revenue as a result of several orders being received in the fourth quarter of 1994 and early 1995.

The cost of earned revenue, as a percentage of earned revenue, decreased to 76% during the second quarter of 1995 as compared with 79% during the same period in 1994. The cost of earned revenue, as a percentage of earned revenue, decreased to 75% for the first six months of 1995 as compared with 81% during the same period in 1994. These decreases are the result of improved project mix during the first six months of 1995. In addition, during the first quarter of 1994 the Company's overhead level was too high as compared to the level of revenue. The Company reduced its' workforce and overhead level in early March 1994 to address the lower level of work in process during that period.

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

Operating expenses increased $65,000 or 5% during the second quarter of 1995 as compared with the second quarter of 1994 and $199,000 or 8% during the first six months of 1995 as compared with the same period in 1994.

This increase is the result of research and development activity as the Company recognized the need to make a significant commitment in order to maintain a leadership role in the industry.

Accounts receivable as of June 30, 1995 increased $1,084,000 as compared with December 31, 1994. The increase was the result of a large downpayment invoiced during June. This increase is offset by the increase in billings in excess of costs and estimated earnings on uncompleted contracts as of June 30, 1995 of $871,000 as compared with December 31, 1994. Billings are a function of contract terms and do not necessarily relate to the percentage of completion of a project.

Costs and estimated earnings in excess of billings on uncompleted contracts as of June 30, 1995 increased $998,000 compared with December 31, 1994. The Company recognizes profit on long-term projects on the percentage of completion basis, which permits earned revenue to be recognized prior to the time that progress payments are billed. When this occurs, amounts are added to this asset account for the recognition of earned revenue prior to the billing of progress payments. The increase since December 31, 1994 is due to the recognition of earned revenue on several projects during the first six months of 1995 which had not yet reached billing milestones as of June 30, 1995.

Accounts payable and accrued expenses decreased $1,164,000 as of June 30, 1995 as compared with December 31, 1994 as a result of the stages of completion of projects during the first six months of 1995.

Notes payable to banks increased $2,293,000 as of June 30, 1995 as compared with December 31, 1994. This increase is directly related to the increase in costs and estimated earnings in excess of billings on uncompleted contracts and the decrease in accounts payable noted above, which has increased current working capital needs.

The Company has relied upon bank credit lines during recent years as a source of its capital resources and liquidity. These lines of credit are guaranteed by Celsius AB. Celsius, Inc., a United States corporation which owns approximately 80% of the common stock of the Company, is a wholly-owned subsidiary of Celsius Invest which is wholly-owned by Celsius AB. The Company currently has a bank lines of credit which enable it to borrow up to a total of $6,500,000 under which $1,666,000 was available as of June 30, 1995. The Company believes that these bank lines of credit, along with cash flows from operations, will be adequate to support the Company's future cash needs at least through 1995. The Company has no material commitments for capital expenditures in 1995.

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

         (b) No current reports on Form 8-K were filed during the quarter ended June 30, 1995.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    August 9, 1995                 Charles L. Rooks
                                        (Chief Finance and Accounting Officer)