Form 10-Q
period 1995-09-30
AERO SYSTEMS ENGINEERING INC
filed 1995-11-14
CIK 2589

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended September 30, 1995

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

                                   Yes _X_ No

     As of September 30, 1995, 2,551,717 shares of common stock, par value $.20 per share, were outstanding.



                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidary of Celsius, Inc.)

                                    Form 10Q


                        Quarter Ended September 30, 1995


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




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                         AERO SYSTEMS ENGINEERING, INC.
                         (Subsidiary of Celsius, Inc.)
              CONSOLIDATED BALANCE SHEETS (Unaudited in Thousands)


                                            September 30, December 31,
ASSETS                                           1995        1994

CURRENT ASSETS

Cash                                            $    54   $   310

Accounts Receivable:
        Billed Contracts                          4,967     4,145
        Sundry                                       45       540
                                                  5,012     4,685
Note Receivable                                      91       335

Costs and Estimated Earnings in
        Excess of Billings on
        Uncompleted Contracts                     7,416     6,723

Inventories
        Materials and Supplies                      754       786
        Projects in Process                         466       386

Prepaid Expenses                                    132       195
Deferred Income Tax Benefit                         376       376
Income Tax Receivable                               103       103

        Total Current Assets                     14,404    13,899

LONG TERM ASSETS

Land                                                486       486
Building                                          3,025     3,025
Furniture, Fixtures, & Equipment                  5,521     5,032
Wind Tunnels & Instrumentation                    2,270     2,270
Leasehold Improvements                            1,195     1,156
                                                 12,497    11,969
Less accumulated Depreciation                     6,289     5,561
                                                  6,208     6,408

Investments                                         436       436
Non-Compete Agreement                               149       190
Other Long Term Assets                                0        77
        Total Long Term Assets                    6,793     7,111

Total Assets                                    $21,197   $21,010




                         AERO SYSTEMS ENGINEERING, INC.
                         (Subsidiary of Celsuis, Inc.)
              CONSOLIDATED BALANCE SHEETS (Unaudited in thousands)
                                    (cont.)

                                       September 30, December 31,
                                            1995        1994
LIABILITIES

CURRENT LIABILITIES

Current Maturities of
        Long Term Obligations              $    28     $    28
Current Maturites of Long-Term
        Debt to Affiliated Company             800         800
Notes Payable - Banks                        4,797       2,541
Accounts Payable:
        Trade                                1,931       1,929
        Affiliated company                     212         114

Billings on Uncompleted Contracts
        in Excess of Costs and
        Estimated Earnings                     852         748
Accrued Warranty and Losses                    546       1,022
Accrued Salaries and Wages                     759         748
Other Accruals                               1,713       2,070

        Total Current Liabilities           11,638      10,000

Other Liabilities
Deferred Revenue                               435         435
Deferred Income Taxes                          376         376
Note Payable                                   127         127
Long Term Debt to Affiliated Company,
        Less Current Maturities              2,000       2,800
Capital Lease Obligations,
        Less Current Maturities                262         283

STOCKHOLDERS' EQUITY

Common Stock - Authorized 3,000,000
 Shares of $.20 Par Value; Issued
 2,551,717 on September 30, 1995
 and December 31, 1994.                        510         510

        Additional Contributed Capital         517         517
        Retained Earnings                    5,332       5,962

        Total Stockholders' Equity           6,359       6,989

Total Liabilities and
           Stockholders' Equity            $21,197     $21,010




                 AERO SYSTEMS ENGINEERING, INC. -- CONSOLIDATED
                         (Subsidiary of Celsius, Inc.)

                             STATEMENTS OF EARNINGS
                            (Unaudited in Thousands)


                             Three Months Ended Three Months Ended
                                Sept. 30, 1995    Sept. 30, 1994

Earned Revenues                       $ 7,178      $ 6,093
Cost of Earned Revenues                 5,684        4,817

        Gross Profit                    1,494        1,276

Operating Expenses                      1,439        1,238

        Operating Profit(Loss)             55           38

Other Income (Expense)
        Interest Income                     6          141
        Interest Expense                  (98)        (158)
        Other                              (2)          17
                                          (94)          --

Income (Loss) Before Income Taxes         (39)          38

Income Tax Expense (Benefit)               --           13

        Net Income (Loss)             $   (39)     $    25

NET INCOME PER SHARE                  $ (0.02)     $  0.01

Dividends per Share                      None         None




                 AERO SYSTEMS ENGINEERING, INC. -- CONSOLIDATED
                         (Subsidiary of Celsius, Inc.)

                             STATEMENTS OF EARNINGS
                            (Unaudited in Thousands)


                                Nine Months Ended Nine Months Ended
                                  Sept. 30, 1995   Sept. 30, 1994

Earned Revenues                       $ 17,613      $ 17,979
Cost of Earned Revenues                 13,514        14,481

        Gross Profit                     4,099         3,498

Operating Expenses                       4,264         3,864

        Operating Profit(Loss)            (165)         (366)

Other Income (Expense)
        Interest Income                     48           211
        Interest Expense                  (510)         (513)
        Other                               (3)           18
                                          (465)         (284)

Income (Loss) Before Income Taxes         (630)         (650)

Income Tax Expense (Benefit)                --          (219)

        Net Income (Loss)             $   (630)     $   (431)

NET INCOME PER SHARE                  $  (0.25)     $  (0.17)

Dividends per Share                       None          None




                 AERO SYSTEMS ENGINEERING, INC. -- CONSOLIDATED
                         (Subsidiary of Celsius, Inc.)
               STATEMENTS OF CASH FLOW FROM OPERATING ACTIVITIES
                            (Unaudited in Thousands)

                                                 Nine Months   Nine Months
                                                    Ended         Ended
                                               Sept. 30, 1995 Sept. 30, 1994
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                          $  (630)     $  (431)
Adjustment to reconcile net income
    to net cash provided by
    operating activities:
        Depreciation and Amortization                   769           39
        (Increase) Decrease in Assets:
            Accounts Receivable                         (83)       3,211
            Cost and Estimated Earnings
               in excess of billing on
               uncompleted contracts                   (693)      (1,250)
            Inventories                                 (48)        (125)
            Prepaid Expenses                             63          140
            Deferred Income Tax Benefit                              (12)
        Increase (Decrease) in Liabilities:
            Accounts Payable and
               accrued expense                         (722)      (1,840)
            Income Taxes Payable                                     (19)
            Billings in Excess of Costs and
               estimated earnings on
               uncompleted contracts                    104         (627)
    Net Cash Provided (Used) by
        Operating Activities                         (1,240)        (214)

CASH FLOW FROM INVESTING ACTIVITIES:
        Proceeds from the Sale of Fixed Assets                        46
            Capital Expenditures                       (528)        (287)
            Payment Received on Note Receivable          77           33
    Net Cash Used in Investing Activities              (451)        (208)

CASH FLOW FROM FINANCING ACTIVITIES:
        Net Borrowings under Line of
            Credit Agreement                          2,256          967
        Capital Lease Assumed in Acquisition            (21)          --
        Principal Payments, Long Term
            Obligations                                (800)        (692)
    Net Cash Provided (Used) by
        Financing Activities                          1,435          275
NET CHANGE IN CASH                                     (256)        (147)

CASH AT BEGINNING OF YEAR                               310          168
CASH AT END OF QUARTER                              $    54      $    21




                 AERO SYSTEMS ENGINEERING, INC. -- CONSOLIDATED
                         (Subsidiary of Celsius, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30 1995


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Aero Systems Engineering, Inc. and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1994.


NOTE B - LONG TERM LEASE OBLIGATIONS

     The Company has capitalized leases which expire through 2002. One capitalized lease agreement, which relates to a warehouse facility in St. Paul, contains several purchase options at various times during the lease period. The most favorable option occurs at the end of the lease period.

NOTE C - CONTRACTS IN PROCESS

     Information with resepect to contracts in process follows:

                                    Sept. 30, 1995 Sept. 30, 1994

Costs Incurred on Uncompleted
     Contracts                           $34,384       $36,486

Estimated Earnings Thereon                 9,925        15,315
Total Earned Revenue on
     Uncompleted Contracts                44,309        51,801

Less Billings Applicable thereto          37,745        43,313

                                         $ 6,564       $ 8,488

Included in Accompanying Balance
     Sheet Under Following Captions:

     Costs and Estimated Earnings
        in Excess of Billings on
        Uncompleted Contracts            $ 7,416       $10,254

     Billings in excess of Costs
        and Estimated Earnings on
        Uncompleted Contracts                852         1,766

                                         $ 6,564       $ 8,488


NOTE D - CONTINGENCIES AND COMMITMENT

     Standby letters of credit totaling approximately $4,707,470 were outstanding on September 30, 1995 to various customers in exchange for down payments or warranty performance bonds.

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

                         AERO SYSTEMS ENGINEERING, INC.
                        (A Subsidiary of Celsius, Inc.)



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Aero Systems Engineering, Inc. ("ASE") incurred a loss of $39,000 after taxes during the third quarter of 1995 and a loss of $630,000 after taxes for the first nine months of 1995 as compared with 1994 results of a gain of $38,000 and a year to date loss of $431,000 after tax for the same periods during 1994. The losses during the nine month period in 1995 are primarily attributed to lower earned revenue and increased operating expenses partially offset by improved margins on projects in process.

The Company's backlog of orders as of September 30, 1995 was $31,972,737 as compared with $18,455,000 as of December 31, 1994, which represents a 73% increase during the first nine months of 1995. This increase is related to orders for several large wind tunnel orders and jet engine test cell facilities received.

Earned revenue for the third quarter of 1995 was $7,178,000 versus $6,093,000 for the same period in 1994, an increase of $1,085,000 or 18%. September 1995 year to date revenues were $17,613,301 versus $17,979,122 for the same period in 1994, which is a decrease of 2%. The decreases in revenues are primarily due the continued low level of business in the airline industry and government agencies. Lower revenue in the test cell business was partially offset by an increase in wind tunnel revenue as a result of several orders being received in the second quarter 1995.

The cost of earned revenue as a percentage of earned revenue remained the same at 79% during the third quarter of 1995 and 79% during the same period in 1994. For the September 1995 year to date, the cost of sales as a percentage of earned revenue, decreased to 77% as compared with 81% during the same period in 1994. These decreases are the result of improved project margins and project cost management during the first nine months of 1995.

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

Operating expenses increased $201,000 or 16% during the third quarter of 1995 as compared with the third quarter of 1994 and increased $400,000 or 10% during the first nine months of 1995 as compared with the same period in 1994. This increase is the result of research and development activity and general and administrative costs as the Company recognized the need to make commitments in order to maintain a leadership role in the industry.

Accounts receivable as of September 30, 1995 was $5,012,000 as compared with the December 31, 1994 balance of $4,685,000. This increase of 7% was the result of several large downpayments invoiced during the period. This increase is offset by the increase in billings in excess of costs and estimated earnings on uncompleted contracts as of September 30, 1995 of $852,296 as compared with December 31, 1994. Billings are a function of contract terms and do not necessarily relate to the percentage of completion of a project.

Costs and estimated earnings in excess of billings on uncompleted contracts as of September 30, 1995 increased $692,210 to $7,416,000 as compared with December 31, 1994. The Company recognizes profit on long-term projects on the percentage of completion basis, which permits earned revenue to be recognized prior to the time that progress payments are billed. When this occurs, amounts are added to this asset account for the recognition of earned revenue prior to the billing of progress payments. The increase since December 31, 1994 is due to the recognition of earned revenue on several projects during the first nine months of 1995 which had not yet reached billing scheduled dates as of September 30, 1995.

Accounts payable and accrued expenses decreased $722,000 as of September 30, 1995 as compared with December 31, 1994 as a result of completion of projects during the first nine months of 1995.

Notes payable to banks increased $2,254,053 as of September 30, 1995 as compared with December 31, 1994. This increase is directly related to the increase in costs and estimated earnings in excess of billings on uncompleted contracts and the decrease in accounts payable noted above, which has increased current working capital needs.

The Company has relied upon bank credit lines during recent years as a source of its capital resources and liquidity. These lines of credit are guaranteed by Celsius AB, a Swedish corporation. Celsius, Inc., a United States corporation which owns approximately 80% of the common stock of ASE, is a wholly-owned subsidiary of Celsius Invest which is wholly-owned by Celsius AB. ASE currently has bank lines of credit which enable it to borrow up to a total of $6,000,000 under which $1,200,000 was available as of September 30, 1995. The Company believes that these bank lines of credit, along with cash flows from continuing operations, are adequate to support the Company's cash needs through 1995. The Company has no future material commitments for capital expenditures in 1995.

Highly competitive market conditions have minimized the effect of inflation on both the contract prices and the cost of the Company's purchased materials. Productivity improvements and cost reduction programs have largely offset the effect of inflation on other costs and expenses.



                         AERO SYSTEMS ENGINEERING, INC.
                        (A Subsidiary of Celsius, Inc.)

PART II - OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K

          (a)  No exhibits are filed as part of this Report.

          (b) No current reports on Form 8-K were filed during the quarter ended September 30,1995.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    November 13, 1995

                                        __________________________________
                                        Charles L. Rooks
                                        (Chief Financial and Accounting Officer)