Form 10-Q/A
period 1995-09-30
AERO SYSTEMS ENGINEERING INC
filed 1995-11-16
CIK 2589

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

                                                 Nine Months   Nine Months
                                                    Ended         Ended
                                               Sept. 30, 1995 Sept. 30, 1994
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                          $  (630)     $  (431)
Adjustment to reconcile net income
    to net cash provided by
    operating activities:
        Depreciation and Amortization                   769          739
        (Increase) Decrease in Assets:
            Accounts Receivable                         (83)       3,211
            Cost and Estimated Earnings
               in excess of billing on
               uncompleted contracts                   (693)      (1,250)
            Inventories                                 (48)        (125)
            Prepaid Expenses                             63          140
            Deferred Income Tax Benefit                              (12)
        Increase (Decrease) in Liabilities:
            Accounts Payable and
               accrued expense                         (722)      (1,840)
            Income Taxes Payable                                     (19)
            Billings in Excess of Costs and
               estimated earnings on
               uncompleted contracts                    104         (627)
    Net Cash Provided (Used) by
        Operating Activities                         (1,240)        (214)

CASH FLOW FROM INVESTING ACTIVITIES:
        Proceeds from the Sale of Fixed Assets                        46
            Capital Expenditures                       (528)        (287)
            Payment Received on Note Receivable          77           33
    Net Cash Used in Investing Activities              (451)        (208)

CASH FLOW FROM FINANCING ACTIVITIES:
        Net Borrowings under Line of
            Credit Agreement                          2,256          967
        Capital Lease Assumed in Acquisition            (21)          --
        Principal Payments, Long Term
            Obligations                                (800)        (692)
    Net Cash Provided (Used) by
        Financing Activities                          1,435          275
NET CHANGE IN CASH                                     (256)        (147)

CASH AT BEGINNING OF YEAR                               310          168
CASH AT END OF QUARTER                              $    54      $    21




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