Form 10-K405
period 1995-12-31
AERO SYSTEMS ENGINEERING INC
filed 1996-03-29
CIK 2589

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the fiscal year ended December 31, 1995        Commission file number 0-7390


                         AERO SYSTEMS ENGINEERING, INC.
             (Exact name of registrant as specified in its charter)

      Minnesota                                                  41-0913117
(State of incorporation)                                      (I.R.S. Employer
                                                             Identification No.)

358 East Fillmore Avenue, St. Paul, Minnesota                       55107
  (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code              (612) 227-7515


Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $.20 Per Share
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes __X__ No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 29, 1996 was approximately $4,386,402 based upon the average of the closing bid and asked prices of the stock on such date.

The number of common shares outstanding as of February 29, 1996 was 2,551,717.



                                TABLE OF CONTENTS


                                                                           Page

DOCUMENTS INCORPORATED BY REFERENCE..........................................3

CROSS-REFERENCE SHEET BETWEEN ITEMS IN PART III
OF FORM 10-K AND PROXY STATEMENT PURSUANT TO
GENERAL INSTRUCTION G(4).....................................................4

PART I

Item 1.  Business............................................................5

Item 2.  Properties..........................................................8

Item 3.  Legal Proceedings...................................................8

Item 4.  Submission of Matters to a Vote of Security Holders.................8

PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters................................................9

Item 6.  Selected Financial Data............................................10

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................10

Item 8.  Consolidated Financial Statements and Supplementary Data...........13

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure................................31

PART III

Item 10. - Item 13.  See Documents Incorporated by Reference................31

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...31

Signatures..................................................................33


DOCUMENTS INCORPORATED BY REFERENCE


The following documents are incorporated by reference into the Form 10-K:


                                                            PARTS OF FORM 10-K
                                                         INTO WHICH INCORPORATED
                                 DOCUMENT                      BY REFERENCE

Proxy Statement to be filed on or before April 12, 1996
     for the annual meeting of shareholders on May 8, 1996         III


CROSS-REFERENCE SHEET BETWEEN ITEMS IN PART III
OF FORM 10-K AND PROXY STATEMENT PURSUANT TO
GENERAL INSTRUCTION G(4)


                                                                                  SUBJECT HEADINGS IN
                                 DOCUMENT                                           PROXY STATEMENT

Item 10.  Directors and Executive Officers of the Registrant                   Election of Directors

Item 11.  Executive Compensation                                               Election of Directors

Item 12.  Security Ownership of Certain Beneficial Owners and Management       Principal Shareholders

Item 13.  Certain Relationships and Related Transactions                       Election of Directors


PART I

ITEM 1 - BUSINESS

General Development of Business - Aero Systems Engineering, Inc. (the "Company") is a Minnesota corporation that was organized in May 1967. For the past five years, the Company has been primarily engaged in selling products and services related to testing turbine engines. On July 30, 1993, the Company purchased substantially all of the assets of FluiDyne Engineering Corporation ("FluiDyne") relating to FluiDyne's business of designing, constructing and supplying various types of test facilities, such as wind tunnels and other aerodynamic test facilities. In addition, FluiDyne's business consists of providing aeropropulsion component and aerodynamic testing services.

Approximately 80% of the Company's outstanding common stock is owned by Celsius Inc. Celsius Inc. is a wholly-owned subsidiary of Celsius Invest, a publicly traded Swedish corporation that is partially owned by the Swedish government.

The plan of operations for 1996 with respect to the Company and its subsidiaries is to continue with its current activities and operations. In addition, the Company plans to explore new markets as deemed appropriate.

Lines of Business/Segment Reporting - The Company is engaged in two lines of business. The first is the design, equipping, manufacture and construction of test facilities for turbine engines and engine accessories, and for wind tunnels. The second is providing aeropropulsion component testing and aerodynamic testing services at the FluiDyne laboratory facility. The Company regards these lines of business as being, in their entirety, one segment of business.

Products and Services - The Company's products and services include the following:

     * The design and overall project management for construction of engine testing facilities and wind tunnel testing facilities;

     * The design and manufacture of electronic and mechanical engine testing equipment;

     *    The providing of aerodynamic and propulsion system testing services;

     * The application of engineering technology to specific engine and aerodynamic testing problems.

The Company undertakes research and development projects to apply state-of-the-art technology to customer problems in engine and aerodynamic testing.

The Company's principal sources of revenue are the design and construction of test facilities and test equipment. An additional source of revenue for the Company is providing aerodynamic and propulsion system testing services.

The Company does not generally produce products as inventory items; rather, the Company's products are usually custom-made and limited to individual application and adaptation. The Company does build and inventory limited amounts of selected electronic products and spare parts and components for customer support.

Most of the instrumentation and equipment used in a test facility are not manufactured by the Company. The Company adds value by combining these electronic and mechanical components purchased from other companies and vendors and using these components in the manufacture of higher order or special-purpose equipment and systems and in the assembly of the Company's engine testing equipment. For a complete test facility, the Company subcontracts certain civil aspects of the project.

Sales of test facilities have resulted principally from direct customer contracts through independent sales agents and the Company's internal marketing staff.

Raw Materials - The principal raw materials used by the Company and its subsidiaries are raw and fabricated steel and aluminum. These materials are readily available from a number of metal fabricating firms. Therefore, the Company anticipates no difficulty in securing an alternate source of supply of these products should it be unable to obtain materials from its present suppliers.

Patents and Trademarks - The Company currently owns one patent relating to a free piston shock tube and has several patent applications pending for a jet engine test cell structure design and valve assembly for a free piston shock tube. Periodically, the Company seeks trademark protection for certain of its products. The Company does not hold nor has it issued any significant licenses, franchises, or concessions. While the Company may apply for patents on some of its instruments or components thereof, generally, the Company does not consider the patentability or the protection that may be afforded by patents to be material to its present business.

Seasonal Nature of Business - The business of the Company is not seasonal in nature.

Working Capital - The Company is not required to maintain significant amounts of inventory or supplies. The Company does not generally grant extended payment terms to customers. However, given the size and duration of many of the Company's contracts with its customers, the outstanding balances due from a customer's job may be quite large. The Company often seeks letters of credit from its customers with respect to foreign sales. Additionally, in various governmental contracts, there are retainages held back by the governmental agencies to ensure contract performance. The Company's practices concerning inventory and credit are consistent with practices in the industry.

Availability of working capital financing is necessary for the current operation of the business. The Company currently has borrowings through one bank with a limit of $6,000,000. Funds provided by this bank are actually provided by Celsius Inc. and ultimately by AB Celsius Finance. In consideration of providing these working capital funds, a first security interest in all assets of the Company has been granted to Celsius Inc. and a fee is also paid to Celsius Inc. Although Company's management has no reason to believe that such guarantee by Celsius Inc. will cease in the near future, there can be no assurance that such guarantee will continue indefinitely.

Customers - The Company provided services for numerous companies worldwide in the aircraft industry as well as the U.S. federal government and foreign governmental entities. The orders to provide these services can originate from many customers and quite frequently result in repeat business. In 1995, one customer accounted for more than 10% of the Company's consolidated revenues. The Company believes that the loss of any single customer would not have a material adverse effect on its future revenues.

Backlog - The Company's order backlog constitutes future revenue to be earned on contracts, including unearned revenue on projects currently in progress. The backlog of orders as of January 31, 1996 was $19,919,000, including $1,685,000 for contracts entered into subsequent to December 31, 1995. This backlog amount reflects the decision of a major customer canceling a project during February 1996 and work by the Company on this project will have ceased by June 30, 1996. The effect of this project cancellation is a reduction of $7,200,000 in backlog as compared to the December 31, 1995 backlog amounts.

Competition - There are several other firms in the world offering services similar to those provided by the Company. These firms are based in North America, Europe and the Pacific Rim. The exact competitive position of the Company in the markets in which it operates is not known to the Company, but the Company believes that it is one of the major suppliers in the markets it serves. The technology used by the Company is not proprietary, and most commercial airlines, engine manufacturers and airframe manufacturers have the in-house engineering capability to compete directly with the Company. The Company believes that in order to reduce cost and risk many of these firms generally prefer to engage the services of the Company or one of its competitors. In the industry in which the Company competes, the principal means of competition are price, design, and delivery capability. The Company is aided in this regard by the ability to occasionally utilize the financial strength of Celsius AB.

Research and Development - Research and development performed by the Company is applied engineering, that is, applying present engineering knowledge and technology toward solving customer problems in turbine engine and aerodynamic testing. The Company has developed a new computer system to maintain a leadership role in the industry and is currently continuing additional improvements to this new computer system. The expense of research and development was $919,000, $318,000 and $636,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

Environmental Matters - There has not been, and it is not expected that there will be, any material effect upon capital expenditures, earnings, or the competitive position of the Company due to compliance with federal, state and local environmental protection regulations.

Employees - The Company and its subsidiaries currently employ 212 employees.

Foreign Operations - While business in foreign countries is always subject to interference or restrictions by foreign governments or restrictions imposed by the United States government, the Company believes that the nature of its business is such that it is not likely to be subject to such interference. Before the Company undertakes a project in a foreign country, the Company attempts to obtain payment terms or financial protections, such as irrevocable letters of credit and bank guarantees, to better assure payment to the Company in the event of any difficulty. Nevertheless, there are always additional risks with respect to currency exposures or purchase commitments when undertaking business in a foreign country. The Company hedges currency exposure as deemed appropriate.

ITEM 2 - PROPERTIES

The Company's headquarters are located in a concrete building in a light industrial area at 358 East Fillmore Avenue, Saint Paul, Minnesota that it has been occupying since 1971 under a lease agreement. The Company purchased this facility during 1993 from the Port Authority of the City of Saint Paul (the "Port Authority"). Currently, the Company has approximately 37,000 and 15,500 square feet of office space and manufacturing space, respectively, at this facility.

In September 1988, the Company exercised an option to assume a lease from the Port Authority on a building that has 22,000 square feet of manufacturing and warehouse space located at 181 East Florida Street, Saint Paul, Minnesota. The Company paid approximately $114,000 in cash and assumed the remaining lease with the Port Authority. The cost of the lease has been capitalized at $273,000 for financial reporting purposes. The lease agreement contains several purchase options at various times during the lease period. The most favorable option occurs at the end of the lease period when the Company may purchase the facility for approximately $95,000.

As a part of the FluiDyne asset acquisition, the Company purchased an aerodynamic testing facility located at 13825 Schmidt Lake Road, Plymouth, Minnesota. Currently, the Company has approximately 25,000 square feet of specialized engineering and testing space at this facility.

ITEM 3 - LEGAL PROCEEDINGS

There is no material litigation presently pending to which the Company or any of its subsidiaries is a party or of which the property of the Company or any of its subsidiaries is the subject.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of 1995 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

In May 1985, the Company obtained a listing for its common stock on Nasdaq. The Company's common stock currently is quoted on the Nasdaq Small Cap Market. The Company's common stock is traded primarily in the local over-the-counter market. On January 31, 1996, the closing bid and asked prices for the Company's common stock were $1.63 and $1.94, respectively.

The high and low bid prices for the Company's common stock for each quarter during 1994 and 1995 as quoted on Nasdaq were as follows:

                                          HIGH             LOW
                                     --------------------------------

   1994:
     First Quarter                        $2.13           $1.75
     Second Quarter                        2.00            1.25
     Third Quarter                         1.25            0.75
     Fourth Quarter                        1.25            1.00

   1995:
     First Quarter                         1.13            1.00
     Second Quarter                        1.50            1.13
     Third Quarter                         2.38            1.38
     Fourth Quarter                        2.00            1.38

The quotations set forth above reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

No dividends have ever been paid in the history of the Company. The Company intends to use its earnings to finance operations and does not intend to pay dividends on its capital stock in the foreseeable future. As of February 29, 1996, there were approximately 222 holders of record of common stock of the Company and 2,551,717 total shares outstanding.

ITEM 6 - SELECTED FINANCIAL DATA

Selected financial data for the years ended December 31 are as follows:

                                             1995            1994            1993           1992            1991
                                        -------------------------------------------------------------------------------

SELECTED INCOME STATEMENT DATA
Earned revenue                            $26,037,288     $25,229,583     $27,871,999    $25,054,249     $27,314,809
Net income (loss)                             189,488      (1,175,286)        594,008        318,637      (2,086,386)
Net income (loss) per common share            .07           (0.46)           0.23           0.12           (0.82)
Weighted average common shares
   outstanding                              2,551,717       2,551,717       2,551,717      2,551,717       2,551,717

SELECTED BALANCE  SHEET DATA
Current assets                            $17,391,439     $13,898,995     $19,901,048    $18,915,136     $19,288,830
Current liabilities                        13,775,994      10,000,407      14,248,261     12,636,983      13,554,140
Working capital                             3,615,445       3,898,588       5,652,787      6,278,153       5,734,690
Total assets                               24,176,077      21,010,244      27,285,927     22,788,316      23,495,571
Long-term debt and capital lease
   obligations                              2,255,127       3,209,519       4,310,500      2,439,905       2,493,277
Stockholders' equity                        7,178,395       6,988,907       8,164,193      7,570,185       7,328,418



ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Aero Systems Engineering, Inc. ("Company") is engaged in selling products and services related to (1) testing turbine and vehicle engines, and (2) design and operation of aerodynamic wind tunnels. Prior to July 1993, the Company had been primarily focused on test services for turbine engines. On July 30, 1993, the majority of the operating assets of FluiDyne Engineering Corporation ("FluiDyne") were acquired in a transaction that was accounted for as a purchase. FluiDyne's business includes the design and construction of aerodynamic wind tunnels and other aerodynamic facilities and testing services. The financial statements reflect the assets, liabilities, and results of operations of FluiDyne from the date of acquisition.

Results of Operations

The Company's backlog of orders as of December 31, 1995 was $27,016,000 of which $6,165,000 was related to test cell projects and $20,851,000 was related to wind tunnel projects. Backlog of orders as of December 31, 1994 was $18,455,000 of which $9,679,000 was related to test cell projects and $8,776,000 was related to wind tunnel projects. The backlog for 1993 was $19,512,000 of which $11,624,000 was related to test cell projects and $7,888,000 was related to wind tunnel projects. The changes in backlog from 1994 to 1995 are a 46% increase in total backlog. The test cell project backlog decreased 36% and the wind tunnel project backlog increased 138%. The backlog of orders as of January 31, 1996 was $19,919,000 which reflects the effect of a major customer canceling a project and all work on that project by the Company will cease by June 30, 1996.

The decrease in test cell backlog is primarily the result of a continued low level of sales from the airlines, independent jet engine overhaul companies, and the U.S. Armed Services. However, with recent sales of large jet engine aircraft, notably the Boeing 777 aircraft, the Company anticipates an increase in test cell orders during 1996 and future years. The increase in wind tunnel backlog is due primarily to several large wind tunnel projects that were received during 1995.

Earned revenue for the year ended December 31, 1995 was $26,037,000, an increase of $807,000 or 3% as compared to the 1994 revenue of $25,230,000. Earned revenue for 1993 was $27,872,000. The revenue increase from 1994 to 1995 was composed of an increase in wind tunnel projects of $3,936,000 and a decrease in turbine test cell projects of $3,129,000.

The Company recorded net income of $189,000 in 1995, a net loss of $1,175,000 in 1994, and net income of $594,000 in 1993. The improvement from 1994 to 1995 was primarily due to increased wind tunnel activities as well as improved operating efficiencies.

The cost of earned revenue as a percentage of earned revenue was 75% in 1995 as compared to 82% in 1994 and 75% in 1993. The decrease in cost of earned revenue during 1995 was due to a mix of profit margins incurred on the wind tunnel and test cell projects and the improved operating efficiencies noted above.

Operating expenses were $4,545,000, $4,984,000, and $4,833,000 in years 1995,
1994, and 1993, respectively. These expenses decreased 9% in 1995 as compared to 1994 which were due to controlling effectively general and administration expenses and transferring employees from overhead departments to direct revenue producing tasks.

Research and development (R&D) costs were $919,000, $318,000, and $636,000 in years 1995, 1994, and 1993, respectively. The increase during 1995 was $601,000 or 189% as compared to 1994's R&D amount. This increase was the result of the Company committing resources to develop the ASE2000 Data Acquisition System used in both turbine test cell and wind tunnel projects. Additional funds will be used in 1996 to further develop the ASE2000 Data Acquisition System in both wind tunnel and test cell environments. There were also several other projects accomplished during 1995 to develop or improve the Company's products.

Interest income was $51,000 during 1995, $365,000 in 1994, and $145,000 in 1993.
The decrease of $314,000 as compared to 1994 was due to the interest on Internal Revenue Service refunds received in 1994 which related to prior year tax return adjustments.

Interest expense was $816,000 during 1995, $658,000 in 1994, and $795,000 in
1993. The increase of $158,000 as compared to 1994, was due to an increased amount of borrowings to fund working capital requirements and higher interest rates.

The Company recorded income tax expense of $23,000 in 1995 as compared to $107,000 in 1994 and $209,000 in 1993. The provision for taxes in 1994 was required in order to increase the valuation allowance recorded against the net deferred tax assets of the Company.

Liquidity and Capital Resources

The current ratio was 1.3, 1.4, and 1.4 as of December 1995, 1994, and 1993, respectively. Working capital amounts were $3,615,000 in 1995, $3,899,000 in 1994, and $5,653,000 in 1993. Both current assets and current liabilities increased during 1995 as compared to 1994. Working capital amounts decreased from 1993 and 1994 due to a decrease in engine test cell business.

The December 31, 1995 accounts receivable balance was $7,292,000, an increase of $2,613,000 as compared to 1994's balance of $4,685,000. The accounts receivable balance for 1993 was $8,050,000. The increase in accounts receivable balance for 1995 was due to scheduled billing of several large contracts near year end.

Accounts payable and accrued expenses amounts were $5,920,000, $5,883,000, and $8,251,000 in 1995, 1994, and 1993, respectively. The 1995 increase is $37,000 or .6% as compared to 1994. The decrease from 1994 to 1993 was the result of certain liabilities assumed that were part of the 1993 FluiDyne acquisition.

Billings in excess of earnings were $1,972,000, an increase of $1,224,000 when compared to 1994's balance of $748,000. This is due primarily to improved contract terms from projects which provide for invoicing in advance of recognizing revenue.

The Company had $1,070,000 remaining available on one line of credit as of December 31, 1995. The total line of credit is $6,000,000 at one financial institution which receives its funds from Celsius Inc. and ultimately from AB Celsius Finance. The average outstanding borrowings during 1995 were $4,395,000, during 1994 were $3,543,000, and during 1993 were $6,258,000. The increase in borrowings from 1994 to 1995 reflects increased business activities and costs that were incurred prior to billings and collections from the customers. If additional working capital needs are incurred during the future, the line of credit amount can be increased.

Current financial resources, i.e., working capital and the line of credit, plus anticipated funds from operations, are expected to be adequate to meet cash requirements in 1996. The issued and outstanding shares of common stock remained at 2,551,717 during the period of 1993 - 1995.

Capital expenditures were $646,000, $663,000, and $360,000 in years 1995, 1994, and 1993, respectively. The 1995 decrease was 3% as compared to 1994 and was an increase of 179% as compared to 1993. Most of the capital expenditures were used to update the internal computer systems of the Company, improve the buildings, and to provide additional engineering hardware for use by the engineering departments to perform current tasks and support customers more efficiently.

Highly competitive market conditions have minimized the effect of inflation on contract selling prices and the cost of purchased materials.

During 1995, approximately 47% of revenues were from international projects. Most of the contract amounts are payable in U.S. Dollars. For those contracts which are denominated in foreign currencies, the Company has taken steps to minimize the foreign currency exchange rate risks.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS


                                                                        Page
                                                                        ----
REPORT OF INDEPENDENT AUDITORS............................................14

CONSOLIDATED FINANCIAL STATEMENTS
   Balance Sheets.........................................................15
   Statements of Operations...............................................17
   Statements of Changes in Stockholders' Equity..........................18
   Statements of Cash Flows...............................................19
   Notes to Consolidated Financial Statements.............................20



                         Report of Independent Auditors


Stockholders and Board of Directors
Aero Systems Engineering, Inc.

We have audited the accompanying consolidated balance sheets of Aero Systems Engineering, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aero Systems Engineering, Inc. and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                             /s/ ERNST & YOUNG LLP

February 2, 1996



                 Aero Systems Engineering, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                                   DECEMBER 31
                                                                             1995              1994
                                                                         -------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                             $      140,641    $     310,108
   Accounts receivable--billed contracts, net of allow-
     ances of $50,000 in 1995 and 1994, including retainages of
     $60,000 and $23,918 in 1995 and
     1994, respectively                                                       7,374,288        4,684,540
   Note receivable                                                                    -          335,059
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                                 7,677,864        6,723,462
   Inventories                                                                1,410,954        1,171,643
   Prepaid expenses                                                             182,753          195,164
   Deferred income tax benefit                                                  501,780          375,860
   Income tax receivable                                                        103,159          103,159
                                                                         -------------------------------
Total current assets                                                         17,391,439       13,898,995

Long-term note receivable                                                             -           77,033

Property, plant and equipment--net                                            6,182,940        6,408,748

Non-compete agreement, net of accumulated amortiza-
   tion of $128,083 and $75,083 in 1995 and 1994,
   respectively                                                                 136,917          189,917

Investments                                                                     464,781          435,551


                                                                         -------------------------------
Total assets                                                                $24,176,077      $21,010,244
                                                                         ===============================


                 Aero Systems Engineering, Inc. and Subsidiaries

                     Consolidated Balance Sheets (continued)
                                                                                   DECEMBER 31
                                                                             1995              1994
                                                                          ------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                          $     126,894 $              -
   Current maturities of capital lease obligations                               27,497           27,876
   Current maturities of long-term debt to affiliated
     company                                                                    800,000          800,000
   Notes payable to banks                                                     4,929,577        2,540,621
   Accounts payable:
     Trade                                                                    2,878,370        1,929,293
     Affiliated companies                                                       118,101          113,823
   Billings in excess of costs and estimated earnings
     on uncompleted contracts                                                 1,972,272          748,261
   Accrued warranty and losses                                                  701,395        1,022,052
   Accrued salaries and wages                                                   764,489          748,130
   Income taxes payable                                                           3,196                -
   Other accrued liabilities                                                  1,454,203        2,070,351
                                                                          ------------------------------
Total current liabilities                                                    13,775,994       10,000,407

Other liabilities:
   Deferred income taxes                                                        501,780          375,860
   Deferred revenue                                                             464,781          435,551

Note payable                                                                          -          126,894
Long-term debt to affiliated company, less current
  maturities                                                                  2,000,000        2,800,000
Capital lease obligations,  less current maturities                             255,127          282,625

Commitments and contingencies

Stockholders' equity:
   Common Stock, $.20 par value:
     Authorized shares - 3,000,000
     Issued and outstanding shares - 2,551,717 in 1995
       and 1994                                                                 510,343          510,343
   Additional contributed capital                                               516,722          516,722
   Retained earnings                                                          6,151,330        5,961,842
                                                                          ------------------------------
Total stockholders' equity                                                    7,178,395        6,988,907
                                                                          ------------------------------
Total liabilities and stockholders' equity                                  $24,176,077      $21,010,244
                                                                          ==============================

See accompanying notes.


                 Aero Systems Engineering, Inc. and Subsidiaries

                      Consolidated Statements of Operations



                                                                    YEAR ENDED DECEMBER 31
                                                            1995             1994              1993
                                                     ------------------------------------------------------
Earned revenue                                            $26,037,288       $25,229,583      $27,871,999
Cost of earned revenue                                     19,591,711        20,718,583       21,013,662
                                                     ------------------------------------------------------
Gross profit                                                6,445,577         4,511,000        6,858,337

Operating expenses                                          4,545,051         4,984,326        4,833,332
Research and development                                      918,946           318,314          636,199
                                                     ------------------------------------------------------
Operating profit (loss)                                       981,580          (791,640)       1,388,806

Other income (expense):
   Interest income                                             50,915           364,642          144,880
   Interest expense                                          (816,417)         (658,485)        (795,049)
   Other                                                       (3,950)           17,677           64,411
                                                     ------------------------------------------------------
                                                             (769,452)         (276,166)        (585,758)
                                                     ------------------------------------------------------
Income (loss) before income taxes                             212,128        (1,067,806)         803,048
Income tax expense                                             22,640           107,480          209,040
                                                     ------------------------------------------------------
Net income (loss)                                         $   189,488       $(1,175,286)     $   594,008
                                                     ======================================================

Net income (loss) per common share                        $       .07       $      (.46)     $       .23
                                                     ======================================================

Weighted average common and common
   equivalent shares outstanding                            2,551,717         2,551,717        2,551,717
                                                     ======================================================


See accompanying notes.


                 Aero Systems Engineering, Inc. and Subsidiaries

           Consolidated Statements of Changes in Stockholders' Equity





                                                                 COMMON STOCK                ADDITIONAL
                                                     -------------------------------------    PAID-IN           RETAINED
                                                           SHARES            AMOUNT           CAPITAL           EARNINGS
                                                     -------------------------------------------------------------------------
Balance at January 1, 1993                                  2,551,717         $510,343           $516,722        $6,543,120
   Net income                                                       -                -                  -           594,008
                                                     -------------------------------------------------------------------------
Balance at December 31, 1993                                2,551,717          510,343            516,722         7,137,128
   Net loss                                                         -                -                  -        (1,175,286)
                                                     -------------------------------------------------------------------------
Balance at December 31, 1994                                2,551,717          510,343            516,722         5,961,842
   Net income                                                       -                -                  -           189,488
                                                     -------------------------------------------------------------------------
Balance at December 31, 1995                                2,551,717         $510,343           $516,722        $6,151,330
                                                     =========================================================================


See accompanying notes.



                 Aero Systems Engineering, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                                  YEAR ENDED DECEMBER 31
                                                                          1995             1994              1993
                                                                   ------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                       $   189,488       $(1,175,286)    $    594,008
Adjustments to reconcile to net cash (used in) provided by
   operating activities:
     Depreciation and amortization                                          923,329           878,577          615,114
     Loss on sale of fixed assets                                                 -                 -           10,945
     Interest accrued on note receivable                                          -           (35,059)               -
     Deferred income taxes                                                        -            83,380           87,965
     Decrease (increase) in assets:
       Accounts receivable                                               (2,612,715)        3,376,937       (2,178,337)
       Costs and estimated earnings in excess of billings on
         uncompleted contracts                                             (954,402)        2,280,565        2,405,801
       Inventories                                                         (239,311)         (147,542)         253,972
       Prepaid expenses                                                      12,411            85,915           98,404
       Refundable income taxes                                                    -             3,473                -
     (Decrease) increase in liabilities:
       Accounts payable and accrued expenses                                 32,908        (2,314,899)         935,528
       Income taxes payable                                                   3,196                 -          117,877
       Billings in excess of costs and estimated earnings on
         uncompleted contracts                                            1,224,011        (1,644,528)        (221,416)
                                                                   ------------------------------------------------------
Net cash (used in) provided by operating activities                      (1,421,085)        1,391,533        2,719,861

INVESTING ACTIVITIES
Capital expenditures                                                       (645,521)         (662,892)        (359,892)
Proceeds from sale of assets                                                  1,000            45,644           21,521
Purchase of FluiDyne net assets                                                   -                 -       (2,309,287)
Acquisition expenditures                                                          -           (15,121)         (68,926)
Principal payments received on note receivable                              335,059            43,730           33,741
Issuance of note receivable                                                       -                 -         (300,000)
                                                                   ------------------------------------------------------
Net cash used in investing activities                                      (309,462)         (588,639)      (2,982,843)

FINANCING ACTIVITIES
Net borrowings (repayments) under line of credit
  agreements                                                              2,388,956          (235,792)       2,581,973
Principal payments on borrowings from affiliates                           (800,000)         (400,000)               -
Principal payments under capital lease obligations                          (27,876)          (24,678)      (2,185,075)
                                                                   ------------------------------------------------------
Net cash provided by (used in) financing activities                       1,561,080          (660,470)         396,898
                                                                   ------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                       (169,467)          142,424          133,916
Cash and cash equivalents at beginning of year                              310,108           167,684           33,768
                                                                   ------------------------------------------------------
Cash and cash equivalents at end of year                                $   140,641      $    310,108     $    167,684
                                                                   ======================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the year for:
   Interest                                                             $   815,071      $    658,526     $    801,265
   Income taxes                                                               6,449             7,072         (155,629)


See accompanying notes.



                 Aero Systems Engineering, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1995


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

The Company's major operations are in the design and manufacture of electronic, mechanical, and computerized engine and engine accessory test equipment and the design, equipping, and construction of engine test facilities, wind tunnels and other aerodynamic test facilities. In addition, the Company provides aeropropulsion component testing and vehicle aerodynamic testing services. The Company is an 80% owned subsidiary of Celsius Inc. See Note 12.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CONTRACTS

Income on long-term contracts is recognized using the percentage-of-completion method. On contracts where the percentage-of-completion method is used, revenue is recognized for a portion of the total contract revenue, in the proportion that costs incurred bear to management's estimate of total contract costs to be incurred, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. Earnings and costs on contracts are subject to revision throughout the terms of the contract, and any required revisions are made in the periods in which revisions become known. Provision is made for the full amount of anticipated losses in the period in which they are determinable.

Costs and estimated earnings in excess of billings on uncompleted contracts represent revenues recognized on contracts for which billings will be presented in accordance with contract provisions. Such revenues are generally expected to be billed and collected within one year.

INVENTORIES

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market.

EARNINGS PER SHARE

Net income (loss) per share of common stock is computed by dividing net income
(loss) for the year by the weighted average number of common shares outstanding during the year.

WARRANTY POLICY

The Company's warranty policy generally provides for one-year coverage on defective equipment due to faulty design, workmanship, or nonconformity to specifications. Estimated warranty costs are recorded when revenues are recognized.

LONG-LIVED ASSETS

In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

DEPRECIATION

Property, plant and equipment are recorded at cost and depreciated over their estimated useful lives of three to forty years using straight-line and accelerated methods. Depreciation expense includes the amortization of capital lease assets.

INCOME TAXES

The Company accounts for income taxes under the liability method. Effective November 1, 1990, the Company became a consolidated subsidiary of Celsius Inc. and is included in the consolidated federal income tax return with Celsius Inc. The Company's income tax provision is calculated and presented on a separate return basis.

2. ASSET ACQUISITION

On July 30, 1993, the Company purchased substantially all of the assets of FluiDyne Engineering Corporation ("FluiDyne") relating to FluiDyne's business of
(i) designing, constructing and supplying various types of test facilities, such as wind tunnels and other aerodynamic test facilities, and (ii) providing aeropropulsion component testing and aerodynamic testing services. The remaining assets not purchased by the Company continued to operate as Phoenix Solutions ("Phoenix"). As consideration for the assets purchased, the Company paid FluiDyne cash of approximately $2,300,000, assumed certain liabilities, and issued to FluiDyne a three-year promissory note in the original amount of $400,000. The note bears interest at the rate of 8% and is payable in three equal annual installments on the anniversary date of the note. The note is subject to adjustment based on various terms as noted in the purchase agreement. Based on these terms, the note has been adjusted to $126,894 and full payment is due in 1996.

The Company also paid to FluiDyne $265,000 in exchange for a five-year covenant not to compete on the part of FluiDyne and an executive officer of FluiDyne. This covenant is being amortized over the life of the agreements. The Company also agreed to pay to FluiDyne royalties calculated on the basis of revenue earned during the period from August 1, 1993 through July 31, 1995. No royalties were earned under this agreement during 1995. In addition, the Company acquired a collaboration and license agreement that calls for a foreign entity to pay the Company a 5% royalty on the value of certain components manufactured by the foreign entity with the use of FluiDyne technology. Advances received for future royalties of $464,781 have been reflected as deferred revenue in the accompanying consolidated balance sheet as of December 31, 1995. The Company acquired a stripped (zero coupon) United States Treasury bond which will repay the royalty advance if none is earned.

The acquisition was accounted for as a purchase and, accordingly, the net assets and the results of operations of the acquired business are included in the accompanying financial statements since the date of acquisition. Had the acquisition occurred January 1, 1993, the unaudited pro forma consolidated earned revenue for the year ended December 31, 1993 would be $32,244,000. The effect on net income and net income per share would not be material. The pro forma results do not purport to be indicative of the results of operations that would have occurred for 1993 or of future results of operations.

3. CONTRACTS IN PROCESS
                                                   YEAR ENDED DECEMBER 31
                                                   1995              1994
                                             -----------------------------------

Costs incurred on uncompleted contracts           $25,400,123      $38,287,377
Estimated earnings thereon                          7,103,964       15,501,858
                                             -----------------------------------
Total billable on uncompleted contracts            32,504,087       53,789,235
Less billings applicable thereto                   26,798,495       47,814,034
                                             -----------------------------------
                                                  $ 5,705,592      $ 5,975,201
                                             ===================================


Included in the accompanying balance
  sheet under the following captions:
     Costs and estimated earnings in excess
       of billings on uncompleted contracts       $ 7,677,864      $ 6,723,462
     Billings in excess of costs and estimated
       earnings on uncompleted contracts            1,972,272          748,261
                                             -----------------------------------
                                                  $ 5,705,592      $ 5,975,201
                                             ===================================


The Company is a contractor/subcontractor on various U.S. federal government-related firm, fixed-price contracts. The negotiated firm, fixed price is subject to downward readjustment if it is subsequently determined that the cost data submitted by the Company is erroneous.

The Company is a subcontractor on various U.S. federal government cost-plus, fixed-fee contracts. The final contract price will be determined when the contract is completed. The Company is recognizing revenue on the contracts based on estimates of the final contract values.

CONCENTRATIONS OF CREDIT RISK

At December 31, 1995, the Company had certain concentrations of credit risk with approximately $4,366,366 of unbilled charges and approximately $4,271,113 of accounts receivable from six customers, which are partially secured by letters of credit.

4. INVENTORIES

Inventories consist of the following:

                                                   DECEMBER 31
                                              1995              1994
                                      ------------------------------------

   Materials and supplies                   $  779,861       $  785,856
   Projects-in-process                         631,093          385,787
                                      ------------------------------------
                                            $1,410,954       $1,171,643
                                      ====================================

5. PROPERTY, PLANT AND EQUIPMENT
                                                          DECEMBER 31
                                                     1995              1994
                                             -----------------------------------

Land                                              $   486,105      $   486,105
Buildings                                           3,025,460        3,025,460
Furniture, fixtures and equipment                   5,577,119        5,031,751
Wind tunnels and instrumentation                    2,270,312        2,270,312
Building improvements                               1,255,027        1,155,874
                                             -----------------------------------
                                                   12,614,023       11,969,502
Less accumulated depreciation                      (6,431,083)      (5,560,754)
                                             -----------------------------------
Property, plant and equipment--net                $ 6,182,940      $ 6,408,748
                                             ===================================

6. NOTES PAYABLE TO BANKS

At December 31, 1995, the Company had borrowings of $4,929,577 on a $6,000,000 line of credit with a bank bearing interest at a variable rate (9.5% at December 31, 1995). As of December 31, 1995, the Company had $1,070,423 available on this line of credit.

Funds provided under this credit line are actually provided by Celsius Inc. and ultimately from AB Celsius Finance. A first security interest in all assets of the Company has been granted to Celsius AB, and a fee is paid through Celsius Inc.

At December 31, 1994, the Company had borrowings of $1,540,621 on a $6,000,000 line of credit with a bank bearing variable interest at the bank's reference rate. The Company also had borrowings of $1,000,000 and no outstanding letters of credit against a $2,000,000 line of credit at a second bank bearing interest at the bank's reference rate. This line of credit expired in 1995.

During 1995 and 1994 the average borrowings on these lines of credit were $4,395,000 and $3,543,000 with weighted average interest rates during the year of 9.9% and 6.8%, respectively.

On February 15, 1994, the Company borrowed $4,000,000 from Celsius Inc. over a five year term bearing interest at the rate of 6.7%. This loan was used to reduce the Company's short-term borrowings under its line of credit. Currently, $2,000,000 is classified as long-term with the remaining $800,000 classified as short-term. The loan is secured by a mortgage on the Company's facilities. Principal and interest is due in semi-annual installments that began August 15, 1994 and will extend through February 15, 1999.

7. NOTE RECEIVABLE

On September 27, 1993, the Company agreed to lend Phoenix $300,000 on a short-term note receivable with interest at a rate equal to 2% in excess of a local bank's reference rate. During 1995 this note, including interest, was paid in full.

8. INCOME TAXES

Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes." The effect of adopting Statement No. 109 was not material to the Company's financial statements.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                   DECEMBER 31
                                                              1995              1994
                                                     ------------------------------------
   Deferred tax assets:
     Contract related costs                               $   171,000      $   252,000
     Warranty costs                                           149,000          103,000
     Vacation accrual                                         143,000          140,000
     Inventory and receivable reserves                        193,000          169,000
     Net operating loss carryforward                          634,000          615,000
     Other                                                     20,000           83,000
                                                     ------------------------------------
   Total deferred tax assets                                1,310,000        1,362,000

   Valuation allowance for deferred tax assets               (808,000)        (986,000)
                                                     ------------------------------------
   Net deferred tax assets                                    502,000          376,000

   Deferred tax liabilities:
     Tax over book depreciation                               502,000          376,000
                                                     ------------------------------------
   Net deferred tax assets                                $         -      $         -
                                                     ====================================

The net operating loss carryforward of $1,714,000 will expire in the year 2009.

The components of income tax expense for the years ended December 31 are:

                                     1995             1994              1993
                           -----------------------------------------------------

   Current                        $  22,640         $  24,100         $121,075
   Deferred                               -            83,380           87,965
                           -----------------------------------------------------
                                  $  22,640          $107,480         $209,040
                           =====================================================


Total income tax expense differs from taxes computed by applying the United States statutory federal income tax rate as follows:

                                                          YEAR ENDED DECEMBER 31
                                                   1995             1994              1993
                                             --------------------------------------------------
   Income taxes at 34%                           $ 72,123         $(363,054)        $273,037
   State taxes, net of federal benefit              6,386             2,376            9,900
   Foreign sales corporation tax (benefit)         12,963           (72,115)         (74,758)
   Change in valuation allowance                  (70,926)          538,573                -
   Other                                            2,094             1,700              861
                                             --------------------------------------------------
                                                 $ 22,640         $ 107,480         $209,040
                                             ==================================================

9. LEASE OBLIGATIONS

The Company has capitalized leases which expire through 2002. The capitalized cost at December 31, 1995 and 1994 was $514,204, less accumulated amortization of $175,054 and $145,458, respectively. One capitalized lease agreement, which relates to a warehouse facility in St. Paul, Minnesota, contains several purchase options at various times during the lease period. The most favorable option occurs at the end of the lease period when the Company may purchase the facility for approximately $95,000. During 1993, the Company exercised its option to purchase the Company's headquarters, which it had been leasing. The exercise of that option resulted in a gain of approximately $58,000.

The Company also has a number of operating lease agreements primarily involving manufacturing and warehouse space and office equipment, which expire on various dates through 1996. Total rental expense under operating leases for occupancy and equipment was approximately $177,000, $196,000 and $196,000 for 1995, 1994 and 1993, respectively.


Following is a schedule of future minimum lease payments:

                                                   CAPITAL         OPERATING
                                                   LEASES            LEASES
                                           ------------------------------------
   Years ending December 31:
     1996                                         $  54,123           $1,299
     1997                                            46,796                -
     1998                                            46,796                -
     1999                                            46,796                -
     2000                                            46,796                -
     Thereafter                                     168,701                -
                                           ------------------------------------
   Total minimum lease payments                     410,008           $1,299
                                                            ===================
   Less amount representing interest                127,384
                                           ------------------
   Present value                                    282,624
   Less principal amount due currently               27,497
                                           ------------------
                                                   $255,127
                                           ==================

10. CONTINGENCIES AND COMMITMENTS

Guarantees of approximately $5,000,000 were outstanding at December 31, 1995 to various customers as bid bonds or in exchange for down payments or warranty performance bonds.

11. RETIREMENT/SAVINGS PLAN

The Company has a Retirement/Savings Plan which qualifies under Section 401(k) of the Internal Revenue Code and covers all employees. Members of the Plan who have completed at least twelve consecutive months of service, during which they have worked at least 1,000 hours, are eligible for the employer matching contribution. Contributions up to 6% of the employees' compensation are matched at a rate of 50% by the Company. Company contributions to the plan for the years ended December 31, 1995, 1994 and 1993 were $206,000, $84,000 and $76,000, respectively.

12. RELATED PARTY TRANSACTIONS

At December 31, 1995 and 1994, Celsius Inc. owned 2,041,782 shares of the Company's common stock. This amount represents 80% of the voting shares outstanding. Celsius Inc. is a wholly-owned subsidiary of Celsius Invest, which is a subsidiary of Celsius AB, a Swedish holding company. On June 1, 1995, Celsius AB and its subsidiaries had a reorganization, and ownership of Celsius Inc. was transferred from Celsius Industries to Celsius Invest.

Celsius Inc. and its affiliated companies provide certain administrative support services to the Company and the Company is charged a fee for such services.

Transactions with affiliates are summarized as follows:

                                             YEAR ENDED DECEMBER 31
                                     1995             1994              1993
                             ---------------------------------------------------

   Interest expense                $121,000          $150,500         $175,000

   Administrative charges         $  84,000         $  69,500        $  86,000


13. SEGMENT INFORMATION

The Company operates primarily in one business segment relating to engine and aerodynamic test facilities. This segment represented more than 90% of consolidated revenue, operating profit and identifiable assets during 1995. The Company's operations are structured to achieve consolidated objectives. As a result, significant inter-dependencies and overlaps exist among the Company's operating units.

Export sales were $12,306,218, $15,609,686 and $18,754,042 for 1995, 1994 and
1993, respectively.

Information concerning major customers with sales greater than 10% of total sales for the years ended December 31:

                                                    1995              1994             1993
                                              ---------------------------------------------------

Sales to the United States federal government     $9,989,460       $4,157,153      $  5,011,166
                                              ===================================================

Sales to foreign customers:
   Other than government-owned (0, 2 and
     1 customers in
     1995, 1994 and 1993,
     respectively)                                 $       -       $6,689,557      $  4,280,588
                                              ===================================================

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 10 through ITEM 13

Items 10 through 13 of this Annual Report on Form 10-K are omitted because the Company intends to file on or before April 12, 1996 a definitive proxy statement conforming to Schedule 14A involving the election of directors. Certain information set forth in such proxy statement is hereby incorporated by reference into this Annual Report on Form 10-K as Items 10, 11, 12 and 13 of
Part III.


PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a)1.   Financial Statements

        The financial statements and notes thereto are set forth in the Index to Financial Statements filed as Item 8 to this Annual Report on Form 10-K.

(a)2.   Financial Statement Schedules

        All schedules have been omitted, as the required information is not present or not present in amounts sufficient to require submission of the schedules or because the information required is included in the financial statements or notes thereto.

(a)3.   Exhibits

        The following exhibits are incorporated by reference to Exhibits 3a., respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1983:

             3a.  Restated Articles of Incorporation

        The following exhibit is incorporated by reference to Exhibit 10c. to the Company's Annual Report on Form 10-K for the year ended December 31, 1986:

           10c.  Sublease with Northland Electric Supply Company

        The following exhibit is incorporated by reference to Exhibit 3b. to the Company's Annual Report on Form 10-K for the year ended December 31, 1990:

             3b.  Amended Bylaws

        The following exhibit is incorporated by reference to Exhibit 10f. to the Company's Annual Report on Form 10-K for the year ended December 31, 1991:

           10f.  Employment agreement with Laurence N. Grimard

        The following exhibit is incorporated by reference to Exhibit 10g. to the Company's Annual Report on Form 10-K for the year ended December 31, 1993:

           10g.  Employment agreement with Roland P. Dilda

(b)3.   Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 1995.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AERO SYSTEMS ENGINEERING, INC.
                                      (Registrant)


March ________                  By    _____________________________________
                                      Roland P. Dilda,
                                      President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


March _______                    _____________________________________
                                 Roland P. Dilda,
                                 President and Chief Executive Officer


March _______                    _____________________________________
                                 Christer Persson, Chairman of the Board


March _______                    _____________________________________
                                 Lennart Hednert, Vice Chairman of the Board


March _______                    _____________________________________
                                 A. L. Maxson, Director


March _______                    _____________________________________
                                 Robert A. Davis, Director


March _______                    _____________________________________
                                 Charles Rooks, Secretary and Treasurer