Form 10-Q
period 1996-03-31
AERO SYSTEMS ENGINEERING INC
filed 1996-05-15
CIK 2589

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended March 31, 1996

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

                                 Yes _X_ No ___

As of March 31, 1996, 2,551,717 shares of common stock, par value $.20 per share, were outstanding.



                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidary of Celsius, Inc.)

                                    Form 10-Q


                          Quarter Ended March 31, 1996




                                                                  Page

PART I - FINANCIAL INFORMATION

         Item 1    Financial Statements                             3

         Item 2    Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operation                                     8


PART II - OTHER INFORMATION

         Item 6    Exhibits and Reports on Form 8-K                11

         Signatures                                                11


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius, Inc.)
                           CONSOLIDATED BALANCE SHEETS


                                      March 31, December 31,
             ASSETS                     1996      1995
             ------                    -------   -------
                                     (Unaudited)  (Note)
                               (000's omitted, except share data)
CURRENT ASSETS

Cash                                   $    37   $   141
Accounts Receivable, net                 6,412     7,374

Costs and Estimated Earnings in
              Excess of Billings on
              Uncompleted Contracts      7,190     7,678

Inventories
              Materials and Supplies       876       780
              Projects in Process          676       631

Prepaid Expenses                           133       183
Deferred Income Tax Benefit                502       502
Income Tax Receivable                      103       103
                                       -------   -------

              Total Current Assets      15,929    17,392

LONG TERM ASSETS

Land                                       486       486
Buildings                                3,025     3,025
Furniture, Fixtures, & Equipment         5,626     5,577
Wind Tunnels & Instrumentation           2,270     2,270
Building Improvements                    1,265     1,255
                                       -------   -------
                                        12,672    12,613
Less accumulated Depreciation            6,679     6,431
                                       -------   -------
Property, plant, and equipment, net      5,993     6,182

Investments                                465       465
Non-Compete Agreement, net                 123       137
                                       -------   -------
              Total Long Term Assets     6,581     6,784

Total Assets                           $22,510   $24,176
                                       =======   =======




                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsuis, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                                     (cont.)

                                              March 31, December 31,
                                                 1996      1995
                                                -------  -------
                                              (Unaudited)  (Note)
                                         (000's omitted, except share data)
                LIABILITIES

CURRENT LIABILITIES

Current Maturities of
             Capital Lease Obligations          $    21  $    27
Current Maturites of Long-Term
             Debt to Affiliated Companies           800      800
Notes Payable - Banks                             5,615    4,930
Notes Payable                                       127      127
Accounts Payable:
             Trade                                1,170    2,878
             Affiliated Company                     124      118
Billings in Excess of Costs and Estimated
             Earnings on Uncompleted Contracts    1,808    1,972
Accrued Warranty and Losses                         701      702
Accrued Salaries and Wages                          787      765
Income Taxes Payable                                  2        3
Other Accrued Liabilities                         1,354    1,454
                                                -------  -------

             Total Current Liabilities           12,509   13,776

Other Liabilities
Deferred Revenue                                    465      465
Deferred Income Taxes                               502      502
Long Term Debt to Affiliated Company,
             Less Current Maturities              1,600    2,000
Capital Lease Obligations,
             Less Current Maturities                245      255

STOCKHOLDERS' EQUITY

Common Stock - Authorized 3,000,000
  Shares of $.20 Par Value; Issued
  2,551,717 on March 31, 1996
  and December 31, 1995                             510      510

Additional Contributed Capital                      517      517
Retained Earnings                                 6,162    6,151
                                                -------  -------

             Total Stockholders' Equity           7,189    7,178
                                                -------  -------

Total Liabilities and
         Stockholders' Equity                   $22,510  $24,176
                                                =======  =======



Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.





                 AERO SYSTEMS ENGINEERING, INC. -- CONSOLIDATED
                          (Subsidiary of Celsius, Inc.)

                             STATEMENTS OF EARNINGS
                            (Unaudited in Thousands)


                                    Three Months  Three Months
                                       Ended          Ended
                                    March 31 1996  March 31 1995
                                       -------        -------

Earned Revenue                         $ 5,927        $ 5,782
Cost of Earned Revenue                   4,169          4,278
                                       -------        -------

              Gross Profit               1,758          1,504

Operating Expenses                       1,544          1,314
                                       -------        -------

              Operating Profit(Loss)       214            190

Other Income (Expense)
      Interest Income                        2              8
      Interest Expense                    (196)          (196)
      Other                                 (9)             1
                                       -------        -------
                                          (203)          (187)
                                       -------        -------

Income (Loss) Before Income Taxes           11              3

Income Tax Expense (Benefit)              --             --
                                       -------        -------

              Net Income (Loss)        $    11        $     3
                                       =======        =======

NET INCOME PER SHARE                   $  0.00        $  0.00
                                       =======        =======

Dividends per Share                       None           None




                 AERO SYSTEMS ENGINEERING, INC. -- CONSOLIDATED
                          (Subsidiary of Celsius, Inc.)
                STATEMENTS OF CASH FLOW FROM OPERATING ACTIVITIES
                            (Unaudited in Thousands)

                                                         Three Months   Three Months
                                                            Ended           Ended
                                                        March 31 1996   March 31 1995
                                                            -------       -------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                                  $    11       $     3
Adjustment to reconcile net income
        to net cash provided (used) by
        operating activities:
              Depreciation and Amortization                     262           257
              (Increase) Decrease in Assets:
                    Accounts Receivable                         962           659
                    Cost and Estimated Earnings
                       in excess of billing on
                       uncompleted contracts                    488          (759)
                    Inventories                                (141)         (238)
                    Prepaid Expenses                             50           105
              Increase (Decrease) in Liabilities:
                    Accounts payable and accrued expenses    (1,782)         (799)
                    Billings in Excess of Costs and
                       estimated earnings on
                       uncompleted contracts                   (164)         (530)
                                                            -------       -------
        Net Cash Provided (Used) by
              Operating Activities                             (314)       (1,302)
                                                            -------       -------

CASH FLOW FROM INVESTING ACTIVITIES:
              Capital Expenditures                              (59)         (164)
              Payment Received on Note Receivable              --              13
                                                            -------       -------
        Net Cash Used in Investing Activities                   (59)         (151)
                                                            -------       -------

CASH FLOW FROM FINANCING ACTIVITIES:
              Net Borrowings under Line of
                    Credit Agreement                            685         1,702
              Principle Payments under Capital
                    Lease Obligations                           (16)           (7)
              Principal Payments on Borrowings
                    From Affiliates                            (400)         (400)
                                                            -------       -------
        Net Cash Provided (Used) by
              Financing Activities                              269         1,295
                                                            -------       -------
NET CHANGE IN CASH                                             (104)         (158)

CASH AT BEGINNING OF YEAR                                       141           310
                                                            -------       -------
CASH AT END OF QUARTER                                      $    37       $   152
                                                            =======       =======



                 AERO SYSTEMS ENGINEERING , INC. -- CONSOLIDATED
                          (Subsidiary of Celsius, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 1996

NOTE A - BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1995.

NOTE B - CONTRACTS IN PROCESS

          Information with respect to contracts in process follows:

                                                 March 31  March 31
                                                   1996      1995
                                                 -------   -------
          Costs Incurred on Uncompleted
               Contracts                         $28,487   $31,629

          Estimated Earnings Thereon               8,122    14,446
                                                 -------   -------
          Total Earned Revenue on
               Uncompleted Contracts              36,609    46,075

          Less Billings Applicable thereto        31,227    38,811
                                                 -------   -------

                                                 $ 5,382   $ 7,264
                                                 =======   =======


          Included in Accompanying Balance
               Sheet Under Following Captions:

               Costs and Estimated Earnings
                 in Excess of Billings on
                 Uncompleted Contracts           $ 7,190   $ 7,482

               Billings in Excess of Costs
                 and Estimated Earnings on
                 Uncompleted Contracts             1,808       218
                                                 -------   -------

                                                 $ 5,382   $ 7,264
                                                 =======   =======


NOTE C - CONTINGENCIES AND COMMITMENT

          Letter of Credit

                Standby letters of credit totaling $5,347,817 were outstanding on March 31, 1996 to various customers in exchange for down payments or warranty performance bonds.


                         AERO SYSTEMS ENGINEERING , INC.
                          (Subsidiary of Celsius, Inc.)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

First Quarter 1996  (All dollar amounts are in thousands)

Worldwide revenue for the first quarter 1996 totaled $ 5,927, which was a 2.5% increase from $ 5,782 in the first quarter of last year. Net income after taxes was $ 11 which was an increase of $ 8 as compared to the first quarter of last year. The small sales and profit increase was attributable primarily to the level of business activity in the worldwide airline industry, research institutions, and government agencies.

Backlog of orders was $ 17,015 as compared with $ 15,240 at the end of the first quarter from the previous year. This 12 % increase is related to orders of several wind tunnel projects and jet engine test cell facilities. It should be noted that in February 1996, a large wind tunnel contract was canceled by a customer (NASA) and the backlog was then reduced by $ 7,027 as compared to the December 31, 1995 balance of $ 27,016.

The cost of earned revenue, which includes manufacturing and engineering was 70% as compared to 74% during the same period of last year. The decrease in cost of sales is a result of improved project management and cost controls of ongoing projects.

Selling, general and administrative expenses of $ 1,544 was 26% of sales during the first quarter. This amount was an increase of $ 230 or 18% as compared with the same period last year. Most of this increase is due to a higher level of marketing activity and contract proposal opportunities.

Research and development expenses were $94 during the first quarter. This was a decrease of $ 95 or 49% as compared to the same period in 1995 during which a high level of expenditures was necessary to develop the new ASE2000 data acquisition computer system. In 1996, R&D will be incurred for additional enhancements to the ASE2000 in order to maintain a leadership role in the marketplace.

Capital expenditures were $ 59 which was a 65% decrease as compared to the same period of last year. It is expected that for 1996, the total amount of capital expenditures will be slightly less than the amount spent in 1995. In 1996, capital resources will be used to further enhance the AeroTest Laboratory capabilities and also additional equipment will be purchased for the engineering departments.

Interest expense of $ 196 was incurred during the quarter and it was unchanged from the same period in the prior year. However, the rate of interest on the borrowings has increased and the average amount of borrowings outstanding has been lower than in the first quarter of 1995.

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

Accounts receivable at the end of the quarter was $ 6,412 as compared with the December 31, 1995 balance of $ 7,374. This decrease of $ 962 as compared to December 1995 was the result of several large collections being received during the period and a more aggressive approach to collection of past due amounts.

Accounts payable and accrued expenses have decreased $ 1,782 or 30% as compared with December 31, 1995. This was primarily due to the completion of several projects and a minimal amount of new orders being received during the first quarter.

Notes payable to banks increased $ 685 as compared with December 31, 1995. This amount is related to the reduction of accounts payable during the recent quarter.

Costs and estimated earnings in excess of billings on uncompleted contracts at the end of the first quarter decreased $ 488 to $ 7,190 as compared with December 31, 1995. The Company recognizes profit on long-term projects on the percentage of completion basis, which permits earned revenue to be recognized prior to the time that progress payments are billed. When this occurs, amounts are added to this asset account for the recognition of earned revenue prior to the billing of progress payments. The decrease since December 31, 1995 is due to an increase in billings relative to the recognition of earned revenue on several projects. Billings are a function of contract terms and do not necessarily relate to the percentage of completion of a project.

The Company operates on a global basis and during an average year, generates 45%
- - 65% of its revenues from international customers. This trend has continued for the last five years as foreign airlines and government agencies purchase products that ASE designs and produces. Most of the Company's contracts are denominated in U.S. dollars, however a few are denominated in the local currency. Therefore the Company has entered into foreign exchange forward contracts with most of these having maturities within the next eighteen months. The face amounts represent U.S. dollar equivalents of a non-U.S. dollar denominated forward contract. The amounts at risk are not material and the Company has the financial ability to generate foreign currency cash flows to offset the expected gain or losses when the contracts mature.

The Company has consistently relied upon bank credit lines during recent years as a source of its working capital resources and liquidity. These lines of credit are ultimately guaranteed by AB Celsius Finance, the financial division of Celsius AB, a Swedish corporation. Celsius, Inc., a United States corporation, is a wholly-owned subsidiary of Celsius Invest which is wholly-owned by Celsius AB. Celsius, Inc. owns approximately 80% of the outstanding shares of common stock of ASE. ASE currently has bank lines of credit which enable it to borrow up to a total of $ 6,000 and at March 31, 1996 $ 5,615 was used and $385 was available. The Company believes that these bank lines of credit, along with cash flows from continuing operations, are adequate to support the Company's cash needs for the immediate future.

Highly competitive market conditions have minimized the effect of inflation on both the contract prices and the cost of the Company's purchased materials. Productivity improvements and cost reduction programs have largely offset the effect of inflation on other costs and expenses.

Looking ahead throughout the remainder of 1996, the marketplace has been weak during the first quarter, however, several commercial aircraft test cell projects are expected to be contracted during the latter half of 1996 as international airlines invest in facilities to support the Boeing 777 aircraft. ASE has also continued its ongoing productivity and process improvements in order to lower operating costs. ASE is in the beginning process of becoming ISO 9001 certified and the majority of this effort will be concluded in the current year.

Full time employee equivalents as of March 31, 1996 were 196 as compared to 197 at December 31, 1995 and 190 at March 31, 1995.



                         AERO SYSTEMS ENGINEERING, INC.
                         (A Subsidiary of Celsius, Inc.)

PART II - OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K

         (a)     No exhibits are filed as part of this Report.

         (b) No current reports on Form 8-K were filed during the quarter ended March 31,1996.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    April 15, 1996

                                        ----------------------------------
                                        Charles L. Rooks
                                        (Chief Financial and Accounting Officer)