Form 10-Q
period 1996-06-30
AERO SYSTEMS ENGINEERING INC
filed 1996-08-13
CIK 2589

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended June 30, 1996

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from _______________ to ______________

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

                                              Yes __X__   No ____

         As of June 30, 1996, 2,551,717 shares of common stock, par value $.20 per share, were outstanding.



                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidary of Celsius, Inc.)

                                    Form 10-Q


                           Quarter Ended June 30, 1996


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



PART I - FINANCIAL INFORMATION


                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius, Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                          June 30,    December 31,
               ASSETS                      1996           1995
                                       -----------    ------------
                                       (Unaudited)       (Note)
                                   (000's omitted, except share data)
CURRENT ASSETS

Cash                                     $    41      $   141
Accounts Receivable, net                   3,965        7,374

Costs and Estimated Earnings in
             Excess of Billings on
             Uncompleted Contracts         7,372        7,678

Inventories
             Materials and Supplies          834          780
             Projects in Process             423          631

Prepaid Expenses                               0          183
Deferred Income Tax Benefit                  502          502
Income Tax Receivable                        103          103
                                         -------      -------

             Total Current Assets         13,240       17,392

LONG TERM ASSETS

Land                                         486          486
Buildings                                  3,025        3,025
Furniture, Fixtures, & Equipment           6,005        5,577
Wind Tunnels & Instrumentation             2,595        2,270
Building Improvements                      1,294        1,255
                                         -------      -------
                                          13,405       12,613
Less Accumulated Depreciation              6,929        6,431
                                         -------      -------
Property, Plant, and Equipment, net        6,476        6,182

Investments                                  465          465
Non-Compete Agreement, net                   110          137
                                         -------      -------
             Total Long Term Assets        7,051        6,784

Total Assets                             $20,291      $24,176
                                         =======      =======





                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsuis, Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (continued)

                                                    June 30,      December 31,
                    LIABILITIES                       1996           1995
                    -----------              ----------------------------------
                                                   (Unaudited)      (Note)
                                             (000's omitted, except share data)
CURRENT LIABILITIES

Current Maturities of
              Capital Lease Obligations              $    90      $    27
Current Maturites of Long-Term
              Debt to Affiliated Companies               800          800
Notes Payable - Banks                                  4,350        4,930
Notes Payable                                              0          127
Accounts Payable:
              Trade                                    1,162        2,878
              Affiliated companies                       215          118
Billings in Excess of Costs and Estimated
              Earnings on Uncompleted Contracts        1,318        1,972
Accrued Warranty and Losses                              643          702
Accrued Salaries and Wages                               847          765
Income Taxes Payable                                       2            3
Other Accrued Liabilities                              1,508        1,454
                                                     -------      -------

              Total Current Liabilities               10,935       13,776

OTHER LIABILITIES

Deferred Revenue                                         465          465
Deferred Income Taxes                                    502          502
Long Term Debt to Affiliated Company,
              Less Current Maturities                  1,600        2,000
Capital Lease Obligations,
              Less Current Maturities                    470          255

STOCKHOLDERS' EQUITY

Common Stock - Authorized 3,000,000
               Shares of $.20 Par Value; Issued
               2,551,717 on June 30, 1996
               and December 31, 1995                     510          510

Additional Contributed Capital                           517          517
Retained Earnings                                      5,292        6,151
                                                     -------      -------

              Total Stockholders' Equity               6,319        7,178
                                                     -------      -------

Total Liabilities and
                 Stockholders' Equity                $20,291      $24,176
                                                     =======      =======


Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius, Inc.)

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited, 000's omitted)


                                             Three Months Ended            Six Months Ended
                                                   June 30                      June 30
                                            1996           1995           1996           1995
                                          -----------------------       -----------------------
Earned Revenue                            $  5,196       $  4,653       $ 11,123       $ 10,435
Cost of Earned Revenue                       4,065          3,552          8,234          7,830
                                          --------       --------       --------       --------

              Gross Profit                   1,131          1,101          2,889          2,605

Operating Expenses                           1,780          1,511          3,324          2,825
                                          --------       --------       --------       --------

              Operating Profit(Loss)          (649)          (410)          (435)          (220)

Other Income (Expense)
              Interest Income                    2             34              4             42
              Interest Expense                (178)          (216)          (374)          (412)
              Other                            (45)            (2)           (54)            (1)
                                          --------       --------       --------       --------
                                              (221)          (184)          (424)          (371)
                                          --------       --------       --------       --------

(Loss) Before Income Taxes                    (870)          (594)          (859)          (591)

Income Tax Expense (Benefit)                  --             --             --             --
                                          --------       --------       --------       --------

              Net (Loss)                  $   (870)      $   (594)      $   (859)      $   (591)
                                          ========       ========       ========       ========

NET LOSS PER SHARE                        $  (0.34)      $  (0.23)      $  (0.34)      $  (0.23)
                                          ========       ========       ========       ========

Dividends per Share                         None           None           None            None


                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius, Inc.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, 000's omitted)

                                                              Six Months    Six Months
                                                                Ended          Ended
                                                             June 30 1996  June 30 1995
                                                             ------------  ------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss)                                              $  (859)      $  (591)
Adjustment to reconcile net income (loss)
       to net cash provided (used) by
       operating activities:
              Depreciation and Amortization                        525           513
              (Increase) Decrease in Assets:
                    Accounts Receivable                          3,409          (352)
                    Cost and Estimated Earnings
                       in Excess of Billing on
                       Uncompleted Contracts                       306          (998)
                    Inventories                                    154          (462)
                    Prepaid Expenses                               183           154
              Increase (Decrease) in Liabilities:
                    Accounts Payable and Accrued Expenses       (1,543)       (1,164)
                    Billings in Excess of Costs and
                       Estimated Earnings on
                       Uncompleted Contracts                      (654)          871
                                                               -------       -------
       Net Cash Provided (Used) by
              Operating Activities                               1,521        (2,029)
                                                               -------       -------

CASH FLOW FROM INVESTING ACTIVITIES:
              Capital Expenditures                                (478)         (227)
              Payment Received on Note Receivable                 --              77
                                                               -------       -------
       Net Cash Used in Investing Activities                      (478)         (150)
                                                               -------       -------

CASH FLOW FROM FINANCING ACTIVITIES:
              Net Borrowings under Line of
                    Credit Agreement                              (580)        2,293
              Payment of Note Payable                             (127)
              Principal Payments under Capital
                    Lease Obligations                              (36)          (14)
              Principal Payments on Borrowings
                    From Affiliates                               (400)         (400)
                                                               -------       -------
       Net Cash Provided (Used) by
              Financing Activities                              (1,143)        1,879
                                                               -------       -------
NET CHANGE IN CASH                                                (100)         (300)
CASH AT BEGINNING OF YEAR                                          141           310
                                                               -------       -------
CASH AT END OF QUARTER                                         $    41       $    10
                                                               =======       =======



                 AERO SYSTEMS ENGINEERING , INC. -- CONSOLIDATED
                          (Subsidiary of Celsius, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited, 000's omitted)
                                  June 30, 1996


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ending June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.



NOTE B - CONTRACTS IN PROCESS
         Information with respect to contracts in process follows:

                                           June 30 1996   June 30 1995
                                           ------------   ------------
Costs Incurred on Uncompleted
        Contracts                            $31,150         $30,530

Estimated Earnings Thereon                     8,714          10,309
                                             -------         -------
Total Earned Revenue on
        Uncompleted Contracts                 39,864          40,839

Less Billings Applicable thereto              33,810          34,737
                                             -------         -------

                                             $ 6,054         $ 6,102
                                             =======         =======


Included in Accompanying Balance
        Sheet Under Following Captions:

        Costs and Estimated Earnings
           in Excess of Billings on
           Uncompleted Contracts             $ 7,372         $ 7,721

        Billings in Excess of Costs
           and Estimated Earnings on
           Uncompleted Contracts               1,318           1,619
                                             -------         -------

                                             $ 6,054         $ 6,102
                                             =======         =======


NOTE C - CONTINGENCIES AND COMMITMENT

         Letter of Credit

                 Standby letters of credit totaling $6,020,792 were outstanding on June 30, 1996 to various customers in exchange for down payments or warranty performance bonds.






Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations

Financial Condition

Second Quarter 1996  (All dollar amounts are in thousands)

Worldwide revenue for the second quarter 1996 totaled $ 5,196 which was a 12% increase from $ 4,653 in the second quarter of last year. Net loss after taxes was $ 870 which was an increase of $ 276 as compared to the second quarter loss of last year. The revenue increase was attributable primarily to a small increase in business activity in the worldwide airline industry, research institutions, and government agencies. The loss was attributed to the cancellation of a major contract by a U. S. Governmental agency (NASA) and that additional new orders have not been received during the second quarter.

Backlog of orders was $ 13,542 as compared with $ 30,200 at the end of the second quarter of the previous year. This 55% decrease is related to a large wind tunnel contract which was canceled in February 1996 by NASA, and that additional new orders have not materialized during 1996.

The cost of earned revenue for the second quarter, which includes manufacturing and engineering costs, was 78% as compared to 76% during the same period of last year. The increase is a result of lower project margins and additional costs which were incurred to complete projects.

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

Selling, general and administrative expenses of $ 1,780 was 34% of revenues during the second quarter as compared to $ 1,511 and 32% during the same period of last year. This increase of $ 269 or 18% was due to a higher level of marketing activity and contract proposal preparations.

Research and development expenses were $ 129 during the second quarter as compared to $ 273 in the same period in 1995. This decrease of $ 144 or 53% reflects that during 1995, a higher level of expenditures were necessary to develop the new ASE2000 data acquisition computer system. In 1996, R&D has been and will be used for additional enhancements to the ASE2000 in order to maintain a leadership role in the marketplace.

Capital expenditures were $ 478 which was a $ 251 increase as compared to the same period of last year. In addition, the Company entered into several capitalized leases during the quarter aggregating $314. It is expected that for 1996, additional capital expenditures will be held to a minimum. In 1996, capital resources were used to further enhance the AeroTest Laboratory capabilities.

Interest expense of $ 178 was incurred during the quarter as compared to $ 216 from the same period in the prior year. The average rate of interest on the borrowings has increased but the average amount of borrowings outstanding has been lower than in the second quarter of 1995.

Accounts receivable at the end of the second quarter was $ 3,965 as compared with the year end balance of $ 7,374. This decrease of $ 3,409 was the result of collecting several large receivables plus collecting many of the smaller outstanding receivables.

Accounts payable and accrued expenses at the end of the second quarter decreased $ 1,543 or 26% as compared to the year end balance. This was primarily due to
(1) reduced amounts owed to vendors on current projects, and (2) payments made for materials and services ordered in late 1995.

Notes payable to banks decreased $ 580 or 12% as compared with the year end balance. This reduction is related to the increased collections of accounts receivable, which allowed the company to reduce amounts due to banks.

Costs and estimated earnings in excess of billings on uncompleted contracts at the end of the second quarter decreased $ 306 or 4%, to $ 7,372 as compared with the year end balance. The Company recognizes profit on long-term projects on the percentage of completion basis, which permits earned revenue to be recognized prior to the time that progress payments are billed. When this occurs, amounts are added to this asset account for the recognition of earned revenue prior to the billing of progress payments. The decrease since year end is due to completion of contracts and final billings related to the completed contracts. Billings are a function of contract terms and do not necessarily relate to the percentage of completion of a project.

The company operates on a global basis and during an average year, generates 50%
- - 65% of its revenues from international customers. This trend has continued for the last five years as foreign airlines and government agencies purchase products that ASE designs and produces. Most of the Company's contracts are denominated in U.S. dollars, however a few of them are denominated in the customer's local currency. Therefore, the company has entered into several foreign exchange forward contracts having maturities within the next eighteen months. The face amounts represent U.S. dollar equivalents of a non-U.S. dollar denominated forward contract. The amounts at risk are not material and the company has the financial ability to generate cash flows to offset the expected gain or losses when the contracts mature.

The Company has consistently relied upon bank credit lines during recent years as a source of its working capital resources and liquidity. Funds under these lines of credit are actually provided by Celsius, Inc. and ultimately are guaranteed by AB Celsius Finance, the financial division of Celsius AB, a Swedish corporation. Celsius, Inc., a United States corporation, is a wholly-owned subsidiary of Celsius Invest which is wholly-owned by Celsius AB. Celsius, Inc. owns approximately 80% of the outstanding shares of common stock of ASE. A first security interest in all assets of ASE has been granted to Celsius AB and a fee is paid through Celsius, Inc.

ASE currently has bank lines of credit which enable it to borrow up to a total of $6,000. At June 30, 1996 $ 4,350 was used and $1,650 was available. The Company believes that these bank lines of credit, along with cash flows from continuing operations, are adequate to support the Company's cash needs for the immediate future.

Highly competitive market conditions have minimized the effect of inflation on both the contract prices and the cost of the Company's purchased materials. Productivity improvements and cost reduction programs have largely offset the effect of inflation on other costs and expenses.

Looking ahead throughout the remainder of 1996, the marketplace has been weak during the first and second quarters, however several commercial aircraft test projects are expected to be contracted during the latter half of 1996 as international airlines invest in facilities to support new aircraft purchases. ASE has also continued its ongoing productivity and process improvements in order to lower operating costs. ASE has initiated the process of becoming ISO 9001 certified and the majority of this effort will be concluded in the current year.



                         AERO SYSTEMS ENGINEERING, INC.
                         (A Subsidiary of Celsius, Inc.)

PART II - OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K

         (a)      Exhibit 27 -- Financial Data Schedule

         (b) No current reports on Form 8-K were filed during the quarter ended March 31,1996.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    August 12, 1996

                                       ---------------------------------------
                                       Charles L. Rooks
                                       (Chief Financial and Accounting Officer)