Form 10-Q
period 1996-09-30
AERO SYSTEMS ENGINEERING INC
filed 1996-11-08
CIK 2589

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from ___________ to ___________

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

                                    Yes __X__ No ____

As of September 30, 1996, 2,551,717 shares of common stock, par value $.20 per share, were outstanding.




                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidary of Celsius, Inc.)

                                    Form 10-Q


                        Quarter Ended September 30, 1996


                                                                          Page
                                                                          ----

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




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius, Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                         September 30,    December 31,
                ASSETS                       1996             1995
                ------                   -------------    ------------
                                          (Unaudited)        (Note)
                                       (000's omitted, except share data)
CURRENT ASSETS

Cash                                       $    29        $   141
Accounts Receivable, net                     5,326          7,374

Costs and Estimated Earnings in
             Excess of Billings on
             Uncompleted Contracts           4,854          7,678

Inventories
             Materials and Supplies            691            780
             Projects in Process               520            631

Prepaid Expenses                                22            183
Deferred Income Tax Benefit                    502            502
Income Tax Receivable                          103            103
                                           -------        -------

             Total Current Assets           12,047         17,392

LONG TERM ASSETS

Land                                           486            486
Buildings                                    3,025          3,025
Furniture, Fixtures, & Equipment             6,107          5,577
Wind Tunnels & Instrumentation               2,595          2,270
Building Improvements                        1,294          1,255
                                           -------        -------
                                            13,507         12,613
Less Accumulated Depreciation                7,178          6,431
                                           -------        -------
Property, Plant, and Equipment, net          6,329          6,182

Investments                                    465            465
Non-Compete Agreement, net                      96            137
                                           -------        -------
             Total Long Term Assets          6,890          6,784

Total Assets                               $18,937        $24,176
                                           =======        =======



                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsuis, Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (continued)


                                                     September 30,  December 31,
              LIABILITIES                                1996          1995
              -----------                            ---------------------------
                                                      (Unaudited)      (Note)
                                              (000's omitted, except share data)
CURRENT LIABILITIES

Current Maturities of
              Capital Lease Obligations                $    90        $    27
Current Maturites of Long-Term
              Debt to Affiliated Companies                 800            800
Notes Payable - Banks                                    5,351          4,930
Notes Payable                                                0            127
Accounts Payable:
              Trade                                      1,567          2,878
              Affiliated companies                         194            118
Billings in Excess of Costs and Estimated
              Earnings on Uncompleted Contracts            197          1,972
Accrued Warranty and Losses                                708            702
Accrued Salaries and Wages                                 846            765
Income Taxes Payable                                         3              3
Other Accrued Liabilities                                1,170          1,454
                                                       -------        -------

              Total Current Liabilities                 10,926         13,776

OTHER LIABILITIES

Deferred Revenue                                           465            465
Deferred Income Taxes                                      502            502
Long Term Debt to Affiliated Company,
              Less Current Maturities                    1,200          2,000
Capital Lease Obligations,
              Less Current Maturities                      535            255

STOCKHOLDERS' EQUITY

Common Stock - Authorized 3,000,000
              Shares of $.20 Par Value; Issued
              2,551,717 on June 30, 1996
              and December 31, 1995                        510            510

Additional Contributed Capital                             517            517
Retained Earnings                                        4,282          6,151
                                                       -------        -------

              Total Stockholders' Equity                 5,309          7,178
                                                       -------        -------

Total Liabilities and
                 Stockholders' Equity                  $18,937        $24,176
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



                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius, Inc.)

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited, 000's omitted)


                                               Three Months Ended                 Nine Months Ended
                                                  September 30,                     September 30,
                                              1996             1995             1996             1995
                                            -------------------------         -------------------------
Earned Revenue                              $  4,680         $  7,178         $ 15,803         $ 17,613
Cost of Earned Revenue                         4,026            5,684           12,260           13,514
                                            --------         --------         --------         --------

              Gross Profit                       654            1,494            3,543            4,099

Operating Expenses                             1,461            1,439            4,785            4,264
                                            --------         --------         --------         --------

              Operating Profit(Loss)            (807)              55           (1,242)            (165)

Other Income (Expense)
              Interest Income                      1                6                5               48
              Interest Expense                  (204)             (98)            (578)            (510)
              Other                                                (2)             (54)              (3)
                                            --------         --------         --------         --------
                                                (203)             (94)            (627)            (465)
                                            --------         --------         --------         --------

(Loss) Before Income Taxes                    (1,010)             (39)          (1,869)            (630)

Income Tax Expense (Benefit)                    --               --               --               --
                                            --------         --------         --------         --------

              Net (Loss)                    $ (1,010)        $    (39)        $ (1,869)        $   (630)
                                            ========         ========         ========         ========

NET LOSS PER SHARE                          $  (0.39)        $  (0.02)        $  (0.73)        $  (0.25)
                                            ========         ========         ========         ========

Dividends per Share                             None             None             None             None



                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius, Inc.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, 000's omitted)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                   1996           1995
                                                                 ------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                $(1,869)        $  (630)
Adjustment to reconcile net income (loss)
       to net cash provided (used) by
       operating activities:
              Depreciation and Amortization                          788             769
              (Increase) Decrease in Assets:
                    Accounts Receivable                            2,048             (83)
                    Cost and Estimated Earnings
                       in Excess of Billing on
                       Uncompleted Contracts                       2,824            (693)
                    Inventories                                      200             (48)
                    Prepaid Expenses                                 161              63
              Increase (Decrease) in Liabilities:
                    Accounts Payable and Accrued Expenses         (1,432)           (722)
                    Billings in Excess of Costs and
                       Estimated Earnings on
                       Uncompleted Contracts                      (1,775)            104
                                                                 -------         -------
       Net Cash Provided (Used) by
              Operating Activities                                   945          (1,240)
                                                                 -------         -------

CASH FLOW FROM INVESTING ACTIVITIES:
              Capital Expenditures                                  (490)           (528)
              Payment Received on Note Receivable                   --                77
                                                                 -------         -------
       Net Cash Used in Investing Activities                        (490)           (451)
                                                                 -------         -------

CASH FLOW FROM FINANCING ACTIVITIES:
              Net Borrowings under Line of
                    Credit Agreement                                 421           2,256
              Payment of Note Payable                               (127)
              Principal Payments under Capital
                    Lease Obligations                                (61)            (21)
              Principal Payments on Borrowings
                    From Affiliates                                 (800)           (800)
                                                                 -------         -------
       Net Cash Provided (Used) by
              Financing Activities                                  (567)          1,435
                                                                 -------         -------
NET CHANGE IN CASH                                                  (112)           (256)

CASH AT BEGINNING OF YEAR                                            141             310
                                                                 -------         -------
CASH AT END OF QUARTER                                           $    29         $    54
                                                                 =======         =======



                 AERO SYSTEMS ENGINEERING , INC. -- CONSOLIDATED
                          (SUBSIDIARY OF CELSIUS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED, 000'S OMITTED)
                               SEPTEMBER 30, 1996

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ending September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.



NOTE B - CONTRACTS IN PROCESS
         Information with respect to contracts in process follows:

                                              September 30,    September 30,
                                                  1996             1995
                                              -------------    -------------
         Costs Incurred on Uncompleted
               Contracts                        $24,119          $34,384

         Estimated Earnings Thereon               8,011            9,925
                                                -------          -------
         Total Earned Revenue on
               Uncompleted Contracts             32,130           44,309

         Less Billings Applicable thereto        27,473           37,745
                                                -------          -------

                                                $ 4,657          $ 6,564
                                                =======          =======


         Included in Accompanying Balance
               Sheet Under Following Captions:

               Costs and Estimated Earnings
                 in Excess of Billings on
                 Uncompleted Contracts          $ 4,854          $ 7,416

               Billings in Excess of Costs
                 and Estimated Earnings on
                 Uncompleted Contracts              197              852
                                                -------          -------

                                                $ 4,657          $ 6,564
                                                =======          =======


NOTE C - CONTINGENCIES AND COMMITMENT

         Letter of Credit

                Standby letters of credit totaling $ 5,838,592 were outstanding on September 30, 1996 to various customers in exchange for down payments or warranty performance bonds.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Third quarter 1996  (All dollar amounts are in thousands)

Worldwide revenue for the third quarter 1996 totaled $ 4,680 which was a 35% decrease from $ 7,178 in the third quarter of last year. Net loss after taxes for the third quarter was $ 1,010 which was an increase of $ 971 as compared to the third quarter loss of last year. Net loss for nine months was $ 1,869 as compared to the loss of $ 630 for last year.

The revenue decrease was attributable to a decrease in new orders during the year from airlines research institutions, and government agencies. Additionally, the cancellation of a major contract by the U. S. Governmental agency NASA during the first quarter reduced revenues expected for 1996.

Backlog of orders was $ 11,973 as compared with $ 31,973 at the end of the third quarter of the previous year. This 63% decrease was related to a cancellation of a large wind tunnel contract in February 1996 by NASA, and that additional new orders have not materialized during 1996.

Cost of earned revenue for the third quarter, which includes manufacturing and engineering costs, was 86% as compared to 79% during the same period of last year. The increase is a result of lower project margins, several project overruns, and additional costs which were incurred to complete projects. For the nine month period, cost of earned revenue was 78% as compared to 77% for the same period of last year.

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

Selling, general and administrative expenses of $ 1,461 was 31% of revenues during the third quarter as compared to $ 1,439 and 20% during the same period of last year. This increase of $ 22 or 1.5% was due to a slightly higher level of marketing activity and contract proposal preparations. For the nine month period, selling, general and administrative expenses were 30% of revenues as compared to 24% for the same period of last year.

Research and development expenses were $ 111 during the third quarter as compared to $ 269 in the same period in 1995. This decrease of $ 158 or 59% reflects that during 1995, a higher level of expenditures were necessary to initially develop the new ASE2000 data acquisition computer system. For the nine month period, research and development expenses were $ 333 as compared to $ 731 for the same period of last year. During the remainder of 1996, R&D will be used for additional enhancements to the ASE2000 in order to maintain a competitive and leadership role in the marketplace.

Capital expenditures were $ 490 as compared to $ 528 for the same period of last year. In addition, the Company entered into several capitalized leases during the quarter aggregating $90 for the quarter and $404 for the nine month period. It is expected that for the remainder of 1996, additional capital expenditures will be used to enhance the AeroTest Laboratory capabilities.

Interest expense of $ 204 was incurred during the quarter as compared to $ 98 from the same period in the prior year. The average rate of interest on the borrowings has increased slightly and the average amount of borrowings outstanding has increased during the third quarter as compared to the first six months of the year. For the nine month period, interest expense was $ 578 as compared to $ 510 for the same period of last year.

Accounts receivable at the end of the third quarter was $ 5,326 as compared with the year end balance of $ 7,374. This decrease of $ 2,048 was the result of collecting several large receivables and many of the smaller outstanding receivables.

Accounts payable and accrued expenses at the end of the third quarter decreased $ 1,432 or 24% as compared to the year end balance. This was primarily due to reduced amounts owed to vendors on current projects because of the lower number of projects being worked on.

Notes payable to banks balance was $ 5,351 as compared to the year end balance of $ 4,930 which is an increase of $ 421 or 9%. This increase is primarily the result of a lower level of new projects that generated cash to support repayment of long term debt.

Costs and estimated earnings in excess of billings on uncompleted contracts at the end of the third quarter decreased $ 2,824 or 37%, to $ 4,854 as compared with the year end balance. The Company recognizes profit on long-term projects on the percentage of completion basis, which permits earned revenue to be recognized prior to the time that progress payments are billed. When this occurs, amounts are added to this asset account for the recognition of earned revenue prior to the billing of progress payments. The decrease since year end is due to completion of contracts and final billings related to the completed contracts. Billings are a function of contract terms and do not necessarily relate to the percentage of completion of a project.

The company operates on a global basis and during an average year, generates 50%
- 65% of its revenues from international customers. This trend has continued for the last five years as foreign airlines and government agencies purchase products that ASE designs and produces. Most of the Company's contracts are denominated in U.S. dollars, however a few of them are denominated in the customer's local currency. Therefore, the company has entered into several foreign exchange forward contracts having maturities within the next eighteen months. The face amounts represent U.S. dollar equivalents of a non-U.S. dollar denominated forward contract. The amounts at risk are not material and the company has the financial ability to generate cash flows to offset the expected gain or losses when the contracts mature.

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

ASE currently has bank lines of credit which enable it to borrow up to a total of $6,000. As of September 30, 1996 $ 5,351 was used and $ 649 was available. The Company believes that these bank lines of credit, along with cash flows from continuing operations, are adequate to support the Company's cash needs for the immediate future.

Highly competitive market conditions have minimized the effect of inflation on both the contract prices and the cost of the Company's purchased materials. Productivity improvements and cost reduction programs have largely offset the effect of inflation on other costs and expenses.

Looking ahead throughout the remainder of 1996, the marketplace has been weak during the year and the company has not been successful in winning new projects. However several commercial aircraft test projects are expected to be contracted during the remainder of 1996 and early 1997 as international airlines invest in facilities to support new aircraft purchases. ASE has also continued its ongoing productivity and process improvements in order to lower operating costs. ASE has initiated the process of becoming ISO 9001 certified and the majority of this effort will be concluded during the next six months.




                         AERO SYSTEMS ENGINEERING, INC.
                         (A Subsidiary of Celsius, Inc.)

PART II - OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K

         (a)      Exhibit 27 - Financial Data Schedule

         (b) No current reports on Form 8-K were filed during the quarter ended September 30,1996.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:    November 7, 1996

                                       /s/ Charles L. Rooks
                                       Charles L. Rooks
                                       (Chief Financial and Accounting Officer)