Form 10-K405
period 1996-12-31
AERO SYSTEMS ENGINEERING INC
filed 1997-03-24
CIK 2589

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the fiscal year ended December 31, 1996        Commission file number 0-7390


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

                                    Yes_X_  No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in defini-tive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 1997 was approximately $3,508,611 based upon the average of the closing bid and asked prices of the stock on such date.

The number of common shares outstanding as of January 31, 1997 was 2,551,717.


                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

DOCUMENTS INCORPORATED BY REFERENCE...........................................3

CROSS-REFERENCE SHEET BETWEEN ITEMS IN PART III
OF FORM 10-K AND PROXY STATEMENT PURSUANT TO
GENERAL INSTRUCTION G(4)......................................................4

PART I

Item 1.  Business.............................................................5

Item 2.  Properties...........................................................8

Item 3.  Legal Proceedings....................................................9

Item 4.  Submission of Matters to a Vote of Security Holders..................9

PART II

Item 5.  Market for the Registrant's Common Equity and Related
             Stockholder Matters.............................................10

Item 6.  Selected Financial Data.............................................11

Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.......................................11

Item 8.  Consolidated Financial Statements and Supplementary Data............15

Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure............................32

PART III

Item 10. - Item 13.  See Documents Incorporated by Reference.................32

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....32

Signatures...................................................................34


DOCUMENTS INCORPORATED BY REFERENCE


The following documents are incorporated by reference into the Form 10-K:


                                                            PARTS OF FORM 10-K
                                                         INTO WHICH INCORPORATED
                        DOCUMENT                               BY REFERENCE
--------------------------------------------------------------------------------
Proxy Statement to be filed on or before April 11, 1997
     for the annual meeting of shareholders on May 14, 1997        III


CROSS-REFERENCE SHEET BETWEEN ITEMS IN PART III
OF FORM 10-K AND PROXY STATEMENT PURSUANT TO
GENERAL INSTRUCTION G(4)


                                                                                  SUBJECT HEADINGS IN
                                 DOCUMENT                                           PROXY STATEMENT
-----------------------------------------------------------------------------------------------------
Item 10.  Directors and Executive Officers of the Registrant                   Election of Directors

Item 11.  Executive Compensation                                               Election of Directors

Item 12.  Security Ownership of Certain Beneficial Owners and Management       Principal Shareholders

Item 13.  Certain Relationships and Related Transactions                       Election of Directors


PART I

ITEM 1 - BUSINESS

GENERAL DEVELOPMENT OF BUSINESS - Aero Systems Engineering, Inc. (the "Company") is a Minnesota corporation that was organized on May 11, 1967. From that time until 1993, the Company had been primarily engaged in selling products and services related to testing turbine engines. On July 30, 1993, the Company purchased substantially all of the assets of FluiDyne Engineering Corporation ("FluiDyne") relating to FluiDyne's business of designing, constructing and supplying various types of test facilities, such as wind tunnels and other aerodynamic test facilities. An additional business line that was purchased in the acquisition is the Aerotest Laboratory which provides aeropropulsion component and aerodynamic testing services.

Approximately 80% of the Company's outstanding common stock is owned by Celsius Inc. Celsius Inc. is a wholly-owned subsidiary of Celsius Invest and ultimately by Celsius AB, both of which are Swedish companies. Celsius AB is also publicly traded in Sweden and is partially owned by the Swedish government.

The plan of operations for 1997 with respect to the Company and its subsidiaries is to continue with its current activities and operations in the test cell, wind tunnel, and aerodynamic testing markets. In addition, the Company plans to explore new markets as deemed appropriate using joint ventures with established companies. Acoustic measurements to measure noise levels are technologies where the company is creating new customers and providing additional value to existing customers.

LINES OF BUSINESS/SEGMENT REPORTING - The Company is engaged in three lines of business. The first two are related to the design, equipping, manufacture and construction of test facilities for turbine engines, engine accessories, and for wind tunnels. The third business line is providing aeropropulsion component testing and aerodynamic testing services at the Aerotest laboratory facility. The Company regards these lines of business as being in their entirety, one segment of business. The Company's revenues by line were as follows:

                               1996              1995             1994
                         ---------------------------------------------------

   Test Cell              $  9,798,000       $15,901,000      $19,031,000
   Wind Tunnel               6,979,000         7,700,000        2,310,000
   Aerotest Lab              3,606,000         2,436,000        3,889,000
                         ===================================================
                           $20,383,000       $26,037,000      $25,230,000
                         ===================================================

PRODUCTS AND SERVICES - The Company's products and services include the following:

* Design and overall project management for jet engine testing facilities and wind tunnel testing facilities;
* Design and manufacture of electronic and mechanical turbine engine testing equipment;
* Providing of aerodynamic and propulsion system testing services;
* Acoustical measurement and analysis;
* Application of engineering technology to specific engine and aerodynamic testing problems.

The Company undertakes research and development projects by applying leading edge technology to customer situations in engine, wind tunnel, and aerodynamic testing.

The Company's principal sources of revenue are the design and construction of turbine and wind tunnel test facilities and associated test equipment. An additional important source of revenue for the Company is providing aerodynamic and propulsion system testing services at the Aerotest laboratory.

The Company does not generally produce products as inventory items; rather, the Company's products are usually made to order and are limited to individual application and adaptation. The Company does build and inventory limited amounts of selected electronic products and spare parts and components for customer support.

Most of the instrumentation and much of the equipment used in a jet engine or wind tunnel test facility are not manufactured by the Company. The Company adds value by combining these electronic and mechanical components purchased from other companies and assembles them to make the desired testing equipment or facility. For a complete test facility, which includes designing and construction of a building, the Company subcontracts certain civil aspects of the project.

Sales of test facilities have resulted principally from direct customer contracts, independent sales agents, and the Company's internal marketing staff.

RAW MATERIALS - The principal raw materials used by the Company and its subsidiaries are raw and fabricated steel and aluminum. Various electronic components are also purchased and assembled into completed units. These materials are readily available from a number of suppliers. Therefore, the Company anticipates no difficulty in securing an alternate source of supply of these products should it be unable to obtain materials from its present suppliers.

PATENTS AND TRADEMARKS - The Company currently owns several patents relating to a free piston shock tube and for a test cell stack design. The Company has applied to various foreign countries' patent offices to register the U.S. patents in those countries.

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

WORKING CAPITAL - The Company is not required to maintain significant amounts of inventory or supplies. The Company does not generally grant extended payment terms to customers. However, because many of the Company's contracts with its customers are over multiple years, outstanding balances due from a customer may be quite large. The Company generally is required to issue standby letters of credit as a guarantee for customers' advances and performance of the project by the Company.

Additionally, in various governmental contracts, there are retainages, usually 5% - 10%, that are held back by governmental agencies to ensure contract performance. The Company's practices concerning inventory and credit are consistent with practices in the industry.

Availability of working capital financing is necessary for the current operations of the business. The Company presently has a line of credit with a Swedish bank in New York for $6,000,000. Funds provided by this bank are actually provided by Celsius Inc. and ultimately by Celsius Finance AB. In consideration of providing working capital funds, a first security interest in all assets of the Company has been granted to Celsius Inc. and a fee is also paid to Celsius Inc. Although the Company's management has no reason to believe that availability of such funds from Celsius Inc. will cease in the near future, there can be no assurance that such availability will continue indefinitely.

CUSTOMERS - The Company provides services for numerous companies in the aircraft industry as well as the U.S. federal government and foreign governmental entities. The orders to provide these services can originate from many customers and quite frequently result in repeat business. In 1996, two customers accounted for more than 10% of the Company's consolidated revenues. These two customers were the U.S. Government and the Aeronautical Maritime Research Laboratory in Victoria, Australia. The Company believes that the loss of no other single customer would have a material adverse effect on its future revenues.

BACKLOG - The Company's order backlog constitutes future revenue to be earned on contracts, including unearned revenue on projects currently in progress. The backlog of orders as of January 31, 1997 was $15,696,000 as compared to the December 31, 1996 backlog of $9,457,300. There were an additional $7,419,600 in additional new orders issued to the Company in January 1997.

This compares with a backlog of $19,919,000 on January 31, 1996, including $1,685,000 for contracts entered into subsequent to December 31, 1995.

COMPETITION - There are several other firms in the world offering services similar to those provided by the Company. These firms are based in North America, Europe and the Pacific Rim. The exact competitive position of the Company in the markets in which it operates is not known to the Company, but the Company believes that it is one of the major suppliers in the markets it serves. The technology used by the Company is not proprietary, and most commercial airlines, engine manufacturers, and airframe manufacturers have the in-house engineering capability to compete directly with the Company in the design and building of jet engine test facilities. The Company believes that in order to reduce cost and risk many of these firms generally prefer to engage the services of the Company or one of its competitors. In the test cell industry in which the Company competes, the principal means of competition are price, technological design, project management knowledge, and delivery capability.

In the wind tunnel facilities area, the Company has historically designed and built high speed wind tunnels for worldwide governmental agencies, commercial companies, and other research institutions.

With worldwide defense budgets being reduced during the past few years, the number of wind tunnel projects has been steadily declining. However, there has been steady growth in the automotive wind tunnel area. In order to capture some of this new automotive wind tunnel business, ASE has entered into a teaming agreement with a leading automotive architecture and engineering company. The team has submitted proposals, but to date no contracts have been awarded.

The Company has in the past been aided in financing projects by utilizing the financial strength of Celsius AB. Without the ability to issue standby letters of credit to guarantee the performance of the project, ASE would not have been the prime contractor on many of these projects.

RESEARCH AND DEVELOPMENT - Research and development performed by the Company is applied engineering, that is, applying present engineering knowledge and technology toward solving customer problems in turbine engine and aerodynamic testing. The Company is currently enhancing the ASE2000, which is a new computer data acquisition system. The expense of research and development was $500,000, $919,000 and $318,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

ENVIRONMENTAL MATTERS - There has not been, and it is not expected that there will be, any material effect upon capital expenditures, earnings, or the competitive position of the Company due to compliance with federal, state and local environmental protection regulations.

EMPLOYEES - As of December 31, 1996, the Company and its subsidiaries employed 146 employees. Contract labor has been used as business conditions require.

FOREIGN OPERATIONS - While business in foreign countries is always subject to interference or restrictions by foreign governments or restrictions imposed by the United States government, the Company believes that the nature of its business is such that it is not likely to be subject to such interference. Wind tunnels with a mach number in excess of 1.2 need to have approval from the U.S. State Department if they are sold to a foreign country.

For each foreign or domestic project, the Company obtains payment terms or financial protections, such as irrevocable letters of credit and bank guarantees, to better assure payment to the Company in the event of any financial difficulty. Nevertheless, foreign projects always have inherent foreign currency risks with respect to currency exposures or purchase commitments. The Company hedges currency exposure as deemed appropriate to minimize the foreign exchange exposure.

ITEM 2 - PROPERTIES

The Company's headquarters are located in a concrete building in a light industrial area at 358 East Fillmore Avenue, Saint Paul, Minnesota that it has been occupying since 1971. The Company purchased this facility during 1993 from the Port Authority of Saint Paul (the "Port Authority"). Currently, the Company has approximately 52,000 total square feet of which 45,000 is used for offices and 7,000 square feet is used for manufacturing.

In September 1988, the Company exercised an option to assume a lease from the Port Authority on a building that has 24,000 square feet of manufacturing and warehouse space located at 181 East Florida Street, Saint Paul, Minnesota. The Company paid approximately $114,000 in cash and assumed the remaining lease with the Port Authority. The cost of the lease has been capitalized at $273,000 for financial reporting purposes. The lease agreement contains several purchase options at various times during the lease period. The most favorable option occurs at the end of the lease period when the Company may purchase the facility for approximately $95,000. The Company intends to continue leasing the facility until the end of the lease term.

As a part of the FluiDyne asset acquisition, the Company purchased an aerodynamic testing facility located at 13825 Schmidt Lake Road, Plymouth, Minnesota. Currently, the Company has approximately 25,000 total square feet of specialized engineering and testing space at this facility of which 18,000 square feet is used for manufacturing and 7,000 square feet is used for offices.

ITEM 3 - LEGAL PROCEEDINGS

There is no material litigation presently pending to which the Company or any of its subsidiaries is a party or of which the property of the Company or any of its subsidiaries is the subject.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of 1996 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

In May 1985, the Company obtained a listing for its common stock on Nasdaq. The Company's common stock currently is quoted on the Nasdaq Small Cap Market. The Company's common stock is traded primarily in the local over-the-counter market. On January 31, 1997, the closing bid and asked prices for the Company's common stock were $1.625 and $1.938, respectively.

The high and low bid prices for the Company's common stock for each quarter during 1995 and 1996 as quoted on Nasdaq were as follows:

                                                 HIGH             LOW
                                            --------------------------------

   1995:
     First Quarter                               $1.13           $1.00
     Second Quarter                               1.50            1.13
     Third Quarter                                2.38            1.38
     Fourth Quarter                               2.00            1.38

   1996:
     First Quarter                               $1.94           $1.25
     Second Quarter                               2.31            1.38
     Third Quarter                                1.63            0.94
     Fourth Quarter                               1.38            1.00

The quotations set forth above reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

No dividends have ever been paid in the history of the Company. The Company intends to use its earnings to finance operations and does not intend to pay dividends on its capital stock in the foreseeable future. As of December 31, 1996 there were approximately 221 holders of record of common stock of the Company and 2,551,717 total shares outstanding.

ITEM 6 - SELECTED FINANCIAL DATA


Selected financial data for the years ended December 31 are as follows:

                                             1996            1995            1994           1993            1992
                                        -------------------------------------------------------------------------------
SELECTED INCOME STATEMENT DATA
Earned revenue                            $20,383,352     $26,037,288     $25,229,583    $27,871,999     $25,054,249
Net income (loss)                          (2,527,754)        189,488      (1,175,286)       594,008         318,637
Net income (loss) per common share           (.99)            .07           (0.46)          0.23            0.12
Weighted average common shares
   outstanding                              2,551,717       2,551,717       2,551,717      2,551,717       2,551,717

SELECTED BALANCE  SHEET DATA
Current assets                            $11,006,645     $17,391,439     $13,898,995    $19,901,048     $18,915,136
Current liabilities                        10,469,625      13,775,994      10,000,407     14,248,261      12,636,983
Working capital                               537,020       3,615,445       3,898,588      5,652,787       6,278,153
Total assets                               17,754,429      24,176,077      21,010,244     27,285,927      22,788,316
Long-term debt and capital lease
   obligations                              1,671,191       2,255,127       3,209,519      4,310,500       2,439,905
Stockholders' equity                        4,650,641       7,178,395       6,988,907      8,164,193       7,570,185


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Aero Systems Engineering, Inc. ("Company") is engaged in selling products and services related to (1) testing turbine engines, (2) design and operation of aerodynamic wind tunnels, and (3) providing aerodynamic and propulsion system testing services. The Company will design the testing facility but will subcontract the civil engineering work and construction to local civil construction companies.

Results of Operations

The backlog of orders as of January 31, 1997 was $15,696,000 which consisted of $2,806,000 for jet engine test cell projects and $12,890,000 related to wind tunnel projects. The December 31, 1996 backlog of $9,457,000 was composed of $3,001,000 that was related to jet engine test cell projects and $6,456,000 that was related to wind tunnel projects. Backlog of orders as of December 31, 1995 was $27,016,000 of which $6,165,000 was related to test cell projects and $20,851,000 was related to wind tunnel projects. Backlog of orders as of December 31, 1994 was $18,455,000 of which $9,679,000 was related to test cell projects and $8,776,000 was related to wind tunnel projects.

The change in backlog from 1995 to 1996 represents a 65% decrease in total backlog. Also, new orders received decreased 70% as compared to the previous year. The test cell project backlog decreased 59% and the wind tunnel project backlog decreased 74%. The change in backlog from 1994 to 1995 represents a 46% increase in total backlog. The test cell project backlog decreased 36% and the wind tunnel project backlog increased 138%.

The 1996 decrease in test cell backlog is primarily the result of a continued low level of orders from the airlines, independent jet engine overhaul companies, and the U.S. Armed Services. However, with recent sales of large jet engine aircraft, notably the Boeing 777 aircraft, the Company anticipates an increase in test cell backlog during 1997 and future years. The decrease in wind tunnel backlog is due to a major governmental customer canceling a project in February 1996 with a contract value of $7,644,000.

Earned revenue for the year ended December 31, 1996 was $20,383,000, a decrease of $5,654,000 or 22% as compared to the 1995 revenue of $26,037,000. Earned revenue for 1994 was $25,230,000. The revenue decrease from 1995 to 1996 was due to a decrease in new orders and the completion of projects.

The Company recorded a net loss of $2,528,000 in 1996, net income of $189,000 in 1995, and a net loss of $1,175,000 in 1994. The loss incurred in 1996 was primarily due to decreased orders and an increase in proposal and marketing expenditures.

The cost of earned revenue as a percentage of earned revenue was 78% in 1996 as compared to 75% in 1995 and 82% in 1994. The percentage increase in cost of earned revenue during 1996 was due to a mix of lower margins incurred on existing wind tunnel and test cell projects and lower margins on new projects.

Operating expenses were $5,673,000, $4,545,000, and $4,984,000 in years 1996,
1995, and 1994, respectively. These expenses increased 25% in 1996 as compared to 1995 as a result of retaining staff in anticipation of future projects.

Research and Development (R&D) costs were $500,000, $919,000, and $318,000 in years 1996, 1995, and 1994, respectively. The decrease during 1996 was $419,000 or 46% as compared to 1995's R&D amount. The Company continued to enhance the ASE2000 computer data acquisition system, which had been developed with R&D funds during 1994 and 1995. Additional R&D funds will be used in 1997 to further develop the ASE2000 System in both wind tunnel and test cell environments to maintain a leadership role in the industry.

Interest income was $5,000 in 1996, $51,000 during 1995, and $365,000 in 1994.
The decrease from 1994 was due to the interest on Internal Revenue Service refunds received in 1994 which related to prior year tax return adjustments.

Interest expense was $752,000 in 1996, $816,000 during 1995, and $658,000 in
1994. The decrease of $64,000 in 1996 as compared to 1995, was due to the overall reduction of debt to Celsius Inc.

The Company recorded income tax expense of $5,000 in 1996, as compared to $23,000 in 1995 and $107,000 in 1994.

Liquidity and Capital Resources

The current ratio was 1.1, 1.3, and 1.4 as of December 1996, 1995, and 1994, respectively. Working capital amounts were $537,000, in 1996, $3,615,000 in 1995, and $3,899,000 in 1994. Both current assets and current liabilities decreased during 1996 as compared to 1995.

The December 31, 1996 accounts receivable balance was $5,139,000, a decrease of $2,235,000 as compared to 1995's balance of $7,374,000. The decrease in the accounts receivable balance for 1996 was due to collection of several large invoices issued in late 1995 and the reduced amount of sales during 1996.

Accounts payable and accrued expenses amounts were $3,716,000, $5,920,000, and $5,883,000 in 1996, 1995, and 1994, respectively. The 1996 decrease is $2,204,000 or 37% as compared to 1995. The decrease from 1995 is due primarily to the decreased amount of sales thus reducing the amount of materials needed to be ordered for projects.

Billings in excess of earnings were $392,000, a decrease of $1,580,000 when compared to 1995's balance of $1,972,000. This is due primarily to advances received on contracts at the end of 1995.

The Company had $563,665 remaining available on one line of credit as of December 31, 1996. The total line of credit available is $6,000,000 at a Swedish bank in New York City which is guaranteed by the Company's immediate parent, Celsius Inc. The average outstanding borrowings were $4,704,000 and $4,395,000 during 1996 and 1995, respectively. The increase in borrowings from 1995 to 1996 reflects borrowings incurred to fund ongoing operations. If additional working capital needs are incurred during the future, the Company anticipates that the available line of credit amount can be increased.

Current financial resources, i.e., working capital and short-term line of credit facilities, plus anticipated funds from operations, are expected to be adequate to meet cash requirements in 1997.

Capital expenditures were $502,000, $646,000, and $663,000 in years 1996, 1995, and 1994, respectively. The 1996 decrease was 22% as compared to 1995. Most of the 1996 capital expenditures were used to update the computer systems of the Company, improve the buildings, and provide additional engineering hardware. The Company entered into capital leases aggregating $415,000 during 1996 to purchase additional engineering and manufacturing equipment.

Highly competitive market conditions have minimized the effect of inflation on contract selling prices and the cost of purchased materials.

During 1996, approximately 49% of revenues were from international projects. Most of the contract amounts are payable in U.S. Dollars. For those contracts that are denominated in foreign currencies, the Company has taken steps to minimize the foreign currency exchange rate risks.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS

                                                                            Page

REPORT OF INDEPENDENT AUDITORS...............................................16

CONSOLIDATED FINANCIAL STATEMENTS
   Balance Sheets............................................................17
   Statements of Operations..................................................19
   Statements of Changes in Stockholders' Equity.............................20
   Statements of Cash Flows..................................................21
   Notes to Consolidated Financial Statements................................22


                         Report of Independent Auditors

Stockholders and Board of Directors
Aero Systems Engineering, Inc.

We have audited the accompanying consolidated balance sheets of Aero Systems Engineering, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aero Systems Engineering, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                           /s/ Ernst & Young LLP

January 24, 1997


                 Aero Systems Engineering, Inc. and Subsidiaries

                           Consolidated Balance Sheets


                                                                                   DECEMBER 31
                                                                               1996             1995
                                                                       ------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                              $     135,084   $      140,641
   Accounts receivable--billed contracts, net of allowances of
     $50,000 in 1996 and 1995, including retainages of $319,000 and
     $60,000 in 1996 and
     1995, respectively                                                       5,139,417        7,374,288
   Costs and estimated earnings in excess of billings on uncompleted
     contracts                                                                3,977,135        7,677,864
   Inventories                                                                1,092,257        1,410,954
   Prepaid expenses                                                              96,068          182,753
   Deferred income tax benefit                                                  466,999          501,780
   Income tax receivable                                                         99,685          103,159
                                                                       ------------------------------------
Total current assets                                                         11,006,645       17,391,439

Property, plant and equipment--net                                            6,167,894        6,182,940

Non-compete agreement, net of accumulated amortization of $181,083 and
   $128,083 in 1996 and 1995, respectively                                       83,917          136,917

Investments                                                                     495,973          464,781


                                                                       ------------------------------------
Total assets                                                                $17,754,429      $24,176,077
                                                                       ====================================



                 Aero Systems Engineering, Inc. and Subsidiaries

                     Consolidated Balance Sheets (continued)


                                                                                   DECEMBER 31
                                                                             1996              1995
                                                                       ------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                       $             --    $     126,894
   Current maturities of capital lease obligations                              125,510           27,497
   Current maturities of long-term debt to affiliated company                   800,000          800,000
   Notes payable to banks                                                     5,436,335        4,929,577
   Accounts payable:
     Trade                                                                    1,260,748        2,878,370
     Affiliated companies                                                        63,227          118,101
   Billings in excess of costs and estimated earnings on
     uncompleted contracts                                                      391,766        1,972,272
   Accrued warranty and losses                                                  690,762          701,395
   Accrued salaries and wages                                                   797,451          764,489
   Income taxes payable                                                           4,734            3,196
   Other accrued liabilities                                                    899,092        1,454,203
                                                                       ------------------------------------
Total current liabilities                                                    10,469,625       13,775,994

Other liabilities:
   Deferred income taxes                                                        466,999          501,780
   Deferred revenue                                                             495,973          464,781

Long-term debt to affiliated company, less current maturities                 1,200,000        2,000,000
Capital lease obligations, less current maturities                              471,191          255,127

Commitments and contingencies

Stockholders' equity:
   Common Stock, $.20 par value:
     Authorized shares - 3,000,000
     Issued and outstanding shares - 2,551,717 in
       1996 and 1995                                                            510,343          510,343
   Additional contributed capital                                               516,722          516,722
   Retained earnings                                                          3,623,576        6,151,330
                                                                       ------------------------------------
Total stockholders' equity                                                    4,650,641        7,178,395
                                                                       ------------------------------------
Total liabilities and stockholders' equity                                  $17,754,429      $24,176,077
                                                                       ====================================

SEE ACCOMPANYING NOTES.



                 Aero Systems Engineering, Inc. and Subsidiaries

                      Consolidated Statements of Operations


                                                                    YEAR ENDED DECEMBER 31
                                                            1996             1995              1994
                                                     -----------------------------------------------
Earned revenue                                         $ 20,383,352    $ 26,037,288    $ 25,229,583
Cost of earned revenue                                   15,933,811      19,591,711      20,718,583
                                                     -----------------------------------------------
Gross profit                                              4,449,541       6,445,577       4,511,000

Operating expenses                                        5,672,734       4,545,051       4,984,326
Research and development                                    499,776         918,946         318,314
                                                     -----------------------------------------------
Operating profit (loss)                                  (1,722,969)        981,580        (791,640)

Other income (expense):
   Interest income                                            5,280          50,915         364,642
   Interest expense                                        (751,547)       (816,417)       (658,485)
   Other                                                    (53,518)         (3,950)         17,677
                                                     -----------------------------------------------
                                                           (799,785)       (769,452)       (276,166)
                                                     -----------------------------------------------
Income (loss) before income taxes                        (2,522,754)        212,128      (1,067,806)
Income tax expense                                            5,000          22,640         107,480
                                                     -----------------------------------------------
Net income (loss)                                      $ (2,527,754)   $    189,488    $ (1,175,286)
                                                     ===============================================

Net income (loss) per common share                     $       (.99)   $        .07    $       (.46)
                                                     ===============================================

Weighted average common and common equivalent shares
   outstanding                                            2,551,717       2,551,717       2,551,717
                                                     ===============================================

SEE ACCOMPANYING NOTES.



                 Aero Systems Engineering, Inc. and Subsidiaries

           Consolidated Statements of Changes in Stockholders' Equity


                                          COMMON STOCK                  ADDITIONAL
                              -------------------------------------       PAID-IN          RETAINED
                                    SHARES            AMOUNT              CAPITAL          EARNINGS
                              -------------------------------------------------------------------------

Balance at January 1, 1994           2,551,717         $510,343           $516,722        $7,137,128
   Net loss                                  -                -                  -        (1,175,286)
                              -------------------------------------------------------------------------
Balance at December 31, 1994         2,551,717          510,343            516,722         5,961,842
   Net income                                -                -                  -           189,488
                              -------------------------------------------------------------------------
Balance at December 31, 1995         2,551,717          510,343            516,722         6,151,330
   Net loss                                  -                -                  -        (2,527,754)
                              -------------------------------------------------------------------------
Balance at December 31, 1996         2,551,717         $510,343           $516,722        $3,623,576
                              =========================================================================

SEE ACCOMPANYING NOTES.



                 Aero Systems Engineering, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                                  YEAR ENDED DECEMBER 31
                                                                          1996             1995              1994
                                                                   ------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                       $(2,527,754)      $   189,488      $(1,175,286)
Adjustments to reconcile to net cash (used in) provided by
   operating activities:
     Depreciation and amortization                                          984,891           923,329          878,577
     Interest accrued on note receivable                                          -                 -          (35,059)
     Deferred income taxes                                                        -                 -           83,380
     Decrease (increase) in assets:
        Accounts receivable                                               2,234,871        (2,612,715)       3,376,937
        Costs and estimated earnings in excess of billings on
          uncompleted contracts                                           3,700,729          (954,402)       2,280,565
        Inventories                                                         318,697          (239,311)        (147,542)
        Prepaid expenses                                                     86,685            12,411           85,915
        Refundable income taxes                                               3,474                 -            3,473
     (Decrease) increase in liabilities:
        Accounts payable and accrued expenses                            (2,205,278)           32,908       (2,314,899)
        Income taxes payable                                                  1,538             3,196                -
        Billings in excess of costs and estimated earnings on
          uncompleted contracts                                          (1,580,506)        1,224,011       (1,644,528)
                                                                   ------------------------------------------------------
Net cash provided by (used in) operating activities                       1,017,347        (1,421,085)       1,391,533

INVESTING ACTIVITIES
Capital expenditures                                                       (501,933)         (645,521)        (662,892)
Proceeds from sale of assets                                                      -             1,000           45,644
Acquisition expenditures                                                          -                 -          (15,121)
Principal payments received on note receivable                                    -           335,059           43,730
                                                                   ------------------------------------------------------
Net cash used in investing activities                                      (501,933)         (309,462)        (588,639)

FINANCING ACTIVITIES
Net borrowings (repayments) under line of credit
  agreements                                                                506,758         2,388,956         (235,792)
Payment of notes payable                                                   (126,894)                -                -
Principal payments on borrowings from affiliates                           (800,000)         (800,000)        (400,000)
Principal payments under capital lease obligations                         (100,835)          (27,876)         (24,678)
                                                                   ------------------------------------------------------
Net cash (used in) provided by financing activities                        (520,971)        1,561,080         (660,470)
                                                                   ------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                         (5,557)         (169,467)         142,424
Cash and cash equivalents at beginning of year                              140,641           310,108          167,684
                                                                   ------------------------------------------------------
Cash and cash equivalents at end of year                               $    135,084      $    140,641    $     310,108
                                                                   ======================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during
the year for:
   Interest                                                            $    772,093       $   815,071     $    658,526
   Income taxes                                                                (800)            6,449            7,072

SEE ACCOMPANYING NOTES.


                 Aero Systems Engineering, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1996


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

The Company's major operations are in the design and manufacture of electronic, mechanical, and computerized engine and engine accessory test equipment and the design, equipping, and construction of engine test facilities, wind tunnels and other aerodynamic test facilities. In addition, the Company provides aeropropulsion component testing and vehicle aerodynamic testing services. The Company is an 80% owned subsidiary of Celsius Inc. See Note 11.

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

LONG-LIVED ASSETS

In March 1995, the FASB issued Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in the first quarter of 1996. The adoption did not have a material effect on the Company's financial statements.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

2. ASSET ACQUISITION

On July 30, 1993, the Company purchased substantially all of the assets of FluiDyne Engineering Corporation ("FluiDyne") relating to FluiDyne's business of
(i) designing, constructing and supplying various types of test facilities, such as wind tunnels and other aerodynamic test facilities, and (ii) providing aeropropulsion component testing and aerodynamic testing services. The remaining assets not purchased by the Company continued to operate as Phoenix Solutions ("Phoenix"). As consideration for the assets purchased, the Company paid FluiDyne cash of approximately $2,300,000, assumed certain liabilities, and issued to FluiDyne a three-year promissory note in the original amount of $400,000. The note bears interest at the rate of 8% and was payable in three equal annual installments on the anniversary date of the note. The note was subject to adjustment based on various terms as noted in the purchase agreement. Based on these terms, the note was adjusted to $126,894 and was paid in full in 1996.

The Company also paid to FluiDyne $265,000 in exchange for a five-year covenant not to compete on the part of FluiDyne and an executive officer of FluiDyne. This covenant is being amortized over the life of the agreements. The Company also agreed to pay to FluiDyne royalties calculated on the basis of revenue earned during the period from August 1, 1993 through July 31, 1995. No royalties were earned under this agreement during 1995. In addition, the Company acquired a collaboration and license agreement that calls for a foreign entity to pay the Company a 5% royalty on the value of certain components manufactured by the foreign entity with the use of FluiDyne technology. Advances received for future royalties of $495,973 have been reflected as deferred revenue in the accompanying consolidated balance sheet as of December 31, 1996. The Company acquired a stripped (zero coupon) United States Treasury bond which will repay the royalty advance if none is earned.


3. CONTRACTS IN PROCESS
                                                                            YEAR ENDED DECEMBER 31
                                                                            1996              1995
                                                                      ---------------------------------

Costs incurred on uncompleted contracts                                  $24,721,747      $25,400,123
Estimated earnings thereon                                                 8,367,209        7,103,964
                                                                      ---------------------------------
Total billable on uncompleted contracts                                    33,088,956       32,504,087
Less billings applicable thereto                                           29,503,587       26,798,495
                                                                      ---------------------------------
                                                                         $  3,585,369     $  5,705,592
                                                                      =================================

Included in the accompanying balance sheet under the
  following captions:
     Costs and estimated earnings in excess of billings on
       uncompleted contracts                                              $ 3,977,135     $  7,677,864
     Billings in excess of costs and estimated earnings on
       uncompleted contracts                                                  391,766        1,972,272
                                                                      =================================
                                                                          $ 3,585,369     $  5,705,592
                                                                      =================================


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

CONCENTRATIONS OF CREDIT RISK

At December 31, 1996, the Company had certain concentrations of credit risk with approximately $2,966,856 of unbilled charges and approximately $2,348,678 of accounts receivable from six customers, which are partially secured by letters of credit.

4. INVENTORIES

Inventories consist of the following:

                                                DECEMBER 31
                                           1996              1995
                                    ------------------------------------

   Materials and supplies           $        685,276      $   779,861
   Projects-in-process                       406,981          631,093
                                    ====================================
                                          $1,092,257       $1,410,954
                                    ====================================

5. PROPERTY, PLANT AND EQUIPMENT

                                                DECEMBER 31
                                           1996              1995
                                    ------------------------------------

Land                                $        486,105    $     486,105
Buildings                                  3,025,460        3,025,460
Furniture, fixtures and equipment          6,130,459        5,577,119
Wind tunnels and instrumentation           2,590,843        2,270,312
Building improvements                      1,298,001        1,255,027
                                    ------------------------------------
                                          13,530,868       12,614,023
Less accumulated depreciation             (7,362,974)      (6,431,083)
                                    ------------------------------------
Property, plant and equipment--net      $  6,167,894     $  6,182,940
                                    ====================================

6. NOTES PAYABLE TO BANKS

At December 31, 1996, the Company had borrowings of $5,436,335 on a $6,000,000 line of credit with a bank bearing interest at a variable rate (9.25% at December 31, 1996). As of December 31, 1996, the Company had $563,665 available on this line of credit.

Funds provided under this credit line are actually provided by Celsius Inc. and ultimately from AB Celsius Finance. A first security interest in all assets of the Company has been granted to Celsius AB, and a fee is paid through Celsius Inc.

At December 31, 1995, the Company had borrowings of $4,929,577 on a $6,000,000 line of credit with a bank bearing variable interest at the bank's reference rate.

6. NOTES PAYABLE TO BANKS (CONTINUED)

During 1996 and 1995 the average borrowings on these lines of credit were $4,704,000 and $4,395,000 with weighted average interest rates during the year of 9.40% and 9.9%, respectively.

On February 15, 1994, the Company borrowed $4,000,000 from Celsius Inc. over a five year term bearing interest at the rate of 6.7%. This loan was used to reduce the Company's short-term borrowings under its line of credit. Currently, $1,200,000 is classified as long-term with the remaining $800,000 classified as short-term. The loan is secured by a mortgage on the Company's facilities. Principal and interest is due in semi-annual installments that began August 15, 1994 and will extend through February 15, 1999.


7. INCOME TAXES

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                              DECEMBER 31
                                                           1996              1995
                                                 ------------------------------------
   Deferred tax assets:
     Contract related costs                           $   291,000      $   171,000
     Warranty costs                                       148,000          149,000
     Vacation accrual                                     123,000          143,000
     Inventory and receivable reserves                    179,000          193,000
     Net operating loss carryforward                    1,467,000          634,000
     Other                                                     --           20,000
                                                 ------------------------------------
   Total deferred tax assets                            2,208,000        1,310,000

   Valuation allowance for deferred tax assets         (1,728,000)        (808,000)
                                                 ------------------------------------
   Net deferred tax assets                                480,000          502,000

   Deferred tax liabilities:
     Tax over book depreciation                           467,000          502,000
     Other                                                 13,000                -
                                                 ------------------------------------
   Total deferred tax liabilities                         480,000          502,000
                                                 ------------------------------------
   Net deferred taxes                            $             -- $             --
                                                 ====================================


The net operating loss carryforward of $3,966,000 will expire in the year 2009.


7. INCOME TAXES (CONTINUED)

The components of income tax expense for the years ended December 31 are:

                                                              1996             1995              1994
                                                     ------------------------------------------------------

   Current                                                   $5,000          $  22,640        $  24,100
   Deferred                                                       -                  -           83,380
                                                     ======================================================
                                                             $5,000          $  22,640         $107,480
                                                     ======================================================

Total income tax expense differs from taxes computed by applying the United
States statutory federal income tax rate as follows:

                                                                    YEAR ENDED DECEMBER 31
                                                              1996              1995             1994
                                                     ------------------------------------------------------

   Income taxes at 34%                                     $(857,736)         $ 72,123        $(363,054)
   State taxes, net of federal benefit                         1,848             6,386            2,376
   Foreign sales corporation tax (benefit)                         -            12,963          (72,115)
   Change in valuation allowance                             848,709           (70,926)         538,573
   Other                                                      12,179             2,094            1,700
                                                     ------------------------------------------------------
                                                         $     5,000          $ 22,640        $ 107,480
                                                     ======================================================


8. LEASE OBLIGATIONS

The Company has capitalized leases which expire through 2002. The capitalized cost at December 31, 1996 and 1995 was $843,313 and $514,204, less accumulated amortization of $235,989 and $175,054, respectively. In 1996, the Company acquired equipment financed with capitalized leases aggregating $414,912. One capitalized lease agreement, which relates to a warehouse facility in St. Paul, Minnesota, contains several purchase options at various times during the lease period. The most favorable option occurs at the end of the lease period when the Company may purchase the facility for approximately $95,000.

The Company also has a number of operating lease agreements primarily involving manufacturing and warehouse space and office equipment, which expire on various dates through 2000. Total rental expense under operating leases for occupancy and equipment was approximately $144,000, $177,000 and $196,000 for 1996, 1995 and 1994, respectively.

8. LEASE OBLIGATIONS (CONTINUED)

Following is a schedule of future minimum lease payments:

                                                      CAPITAL         OPERATING
                                                      LEASES            LEASES
                                                --------------------------------
   Years ending December 31:
     1997                                             $175,582        $  68,293
     1998                                              175,581           54,907
     1999                                              124,917           54,907
     2000                                               92,652           45,756
     2001                                               58,260                -
     Thereafter                                        122,349                -
                                                --------------------------------
     Total minimum lease payments                      749,341         $223,863
                                                                    ============
   Less amount representing interest                   152,640
                                                -----------------
   Present value                                       596,701
   Less principal amount due currently                 125,510
                                                -----------------
                                                      $471,191
                                                =================

9. CONTINGENCIES AND COMMITMENTS

Guarantees of approximately $5,500,000 were outstanding at December 31, 1996 to various customers as bid bonds or in exchange for down payments or warranty performance bonds.

10. RETIREMENT/SAVINGS PLAN

The Company has a Retirement/Savings Plan which qualifies under Section 401(k) of the Internal Revenue Code and covers all employees. Members of the Plan who have completed at least twelve consecutive months of service, during which they have worked at least 1,000 hours, are eligible for the employer matching contribution. Contributions up to 6% of the employees' compensation are matched at a rate of 50% by the Company. Company contributions to the plan for the years ended December 31, 1996, 1995 and 1994 were $218,000, $206,000 and $84,000, respectively.

11. RELATED PARTY TRANSACTIONS

At December 31, 1996 and 1995, Celsius Inc. owned 2,041,782 shares of the Company's common stock. This amount represents 80% of the voting shares outstanding. Celsius Inc. is a wholly-owned subsidiary of Celsius Invest, which is a subsidiary of Celsius AB, a Swedish holding company.

Celsius Inc. and its affiliated companies provide certain administrative support services to the Company and the Company is charged a fee for such services.

Transactions with affiliates are summarized as follows:

                                    YEAR ENDED DECEMBER 31
                              1996             1995              1994
                          ----------------------------------------------

   Interest expense         $117,000          $121,000         $150,500

   Administrative charges  $  86,000         $  84,000        $  69,500


12. SEGMENT INFORMATION

The Company operates primarily in one business segment relating to engine and aerodynamic test facilities. This segment represented more than 90% of consolidated revenue, operating profit and identifiable assets during 1996. The Company's operations are structured to achieve consolidated objectives. As a result, significant inter-dependencies and overlaps exist among the Company's operating units.

Export sales were $9,512,160, $12,306,218 and $15,609,686 for 1996, 1995 and
1994, respectively.


12. SEGMENT INFORMATION (CONTINUED)

Information concerning major customers with sales greater than 10% of total sales for the years ended December 31:

                                                     1996          1995        1994
                                                  --------------------------------------
   Sales to the United States federal government  $6,289,664    $9,989,460   $4,157,153
                                                  ======================================

   Sales to foreign customers:
     Government-owned (1 customer in 1996)        $3,260,238 $           -   $        -
     Other than government-owned (2 customers
       in 1994)                                            -             -    6,689,557
                                                  --------------------------------------
                                                  $3,260,238 $           -   $6,689,557
                                                  ======================================


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 10 through ITEM 13

Items 10 through 13 of this Annual Report on Form 10-K are omitted because the Company intends to file on or before April 11, 1997 a definitive proxy statement conforming to Schedule 14A involving the election of directors. Certain information set forth in such proxy statement is hereby incorporated by reference into this Annual Report on Form 10-K as Items 10, 11, 12 and 13 of
Part III.


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

(b)3.   Reports on Form 8-K

        None.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AERO SYSTEMS ENGINEERING, INC.
                                          (Registrant)


____________________                By    _____________________________________
Date                                      Dr. Leon Ring,
                                          President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


____________________                 _____________________________________
Date                                 Dr. Leon Ring,
                                     President and Chief Executive Officer


____________________                 _____________________________________
Date                                 Christer Persson, Chairman of the Board


____________________                 _____________________________________
Date                                 Lennart Hednert, Vice Chairman of the Board


____________________                 _____________________________________
Date                                 A. L. Maxson, Director


____________________                 _____________________________________
Date                                 Robert A. Davis, Director


____________________                 _____________________________________
Date                                 Charles Rooks, Secretary and Treasurer