Form 10-Q
period 1997-03-31
AERO SYSTEMS ENGINEERING INC
filed 1997-05-14
CIK 2589

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended March 31, 1997

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

                                  Yes X       No

         As of March 31, 1997, 2,551,717 shares of common stock, par value $.20 per share, were outstanding.




                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidary of Celsius, Inc.)

                                    Form 10-Q


                          Quarter Ended March 31, 1997


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




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius, Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                          March 31,   December 31,
                  ASSETS                    1997         1996
                  ------                 ---------    -----------
                                        (Unaudited)     (Note)
                                   (000's omitted, except share data)
CURRENT ASSETS

Cash and cash equivalents                $   100      $   135
Accounts Receivable, net                   3,134        5,139

Costs and Estimated Earnings in
             Excess of Billings on
             Uncompleted Contracts         5,630        3,977

Inventories
             Materials and Supplies          665          685
             Projects in Process             741          407

Prepaid Expenses                              70           96
Deferred Income Tax Benefit                  467          467
Income Tax Receivable                        100          100
                                         -------      -------

             Total Current Assets         10,907       11,006

LONG TERM ASSETS

Land                                         486          486
Buildings                                  3,025        3,025
Furniture, Fixtures, & Equipment           6,174        6,131
Wind Tunnels & Instrumentation             2,650        2,591
Building Improvements                      1,298        1,298
                                         -------      -------
                                          13,633       13,531
Less Accumulated Depreciation              7,619        7,363
                                         -------      -------
Property, Plant, and Equipment, net        6,014        6,168

Investments                                    0          496
Non-Compete Agreement, net                    70           84
                                         -------      -------
             Total Long Term Assets        6,084        6,748

Total Assets                             $16,991      $17,754
                                         =======      =======




                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsuis, Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (continued)

                                              March 31,   December 31,
                  LIABILITIES                   1997          1996
                  -----------                 ---------   ------------
                                             (Unaudited)     (Note)
                                         (000's omitted, except share data)
CURRENT LIABILITIES

Current Maturities of
       Capital Lease Obligations               $   129      $   126
Current Maturites of Long-Term
       Debt to Affiliated Companies                800          800
Notes Payable - Banks                            6,000        5,436
Accounts Payable:
       Trade                                     1,420        1,260
       Affiliated companies                         45           63
Billings in Excess of Costs and Estimated
       Earnings on Uncompleted Contracts           539          392
Accrued Warranty and Losses                        661          691
Accrued Salaries and Wages                         668          797
Income Taxes Payable                                 0            5
Other Accrued Liabilities                        1,097          899
                                               -------      -------

       Total Current Liabilities                11,359       10,469

OTHER LIABILITIES

Deferred Revenue                                     0          496
Deferred Income Taxes                              467          467
Long Term Debt to Affiliated Company,
       Less Current Maturities                     800        1,200
Capital Lease Obligations,
       Less Current Maturities                     438          471

STOCKHOLDERS' EQUITY

Common Stock - Authorized 3,000,000
       Shares of $.20 Par Value; Issued
       2,551,717 on March 31, 1997
       and December 31, 1996                       510          510

Additional Contributed Capital                     517          517
Retained Earnings                                2,900        3,624
                                               -------      -------

       Total Stockholders' Equity                3,927        4,651
                                               -------      -------

Total Liabilities and
       Stockholders' Equity                    $16,991      $17,754
                                               =======      =======

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.







                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius, Inc.)

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited, 000's omitted)


                                             Three Months Ended
                                                 March 31,
                                            1997          1996
                                          -------       -------

Earned Revenue                            $ 3,643       $ 5,927
Cost of Earned Revenue                      2,985         4,169
                                          -------       -------

              Gross Profit                    658         1,758

Operating Expenses                          1,209         1,544
                                          -------       -------

              Operating Profit(Loss)         (551)          214

Other Income (Expense)
              Interest Income                --               2
              Interest Expense               (192)         (196)
              Other                            19            (9)
                                          -------       -------
                                             (173)         (203)
                                          -------       -------

(Loss) Before Income Taxes                   (724)           11

Income Tax Expense (Benefit)                 --            --
                                          -------       -------

              Net (Loss)                  $  (724)      $    11
                                          =======       =======

NET LOSS PER SHARE                        $ (0.28)      $  0.00
                                          =======       =======

Dividends per Share                         None          None



                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius, Inc.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, 000's omitted)

                                                                Three Months Ended
                                                                     March 31,
                                                                 1997         1996
                                                               -------       -------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss)                                              $  (724)      $    11
Adjustment to reconcile net income (loss)
       to net cash provided (used) by
       operating activities:
              Depreciation and Amortization                        270           262
              (Increase) Decrease in Assets:
                    Accounts Receivable                          2,005           962
                    Cost and Estimated Earnings
                       in Excess of Billings on
                       Uncompleted Contracts                    (1,653)          488
                    Inventories                                   (314)         (141)
                    Prepaid Expenses                                26            50
              Increase (Decrease) in Liabilities:
                    Accounts Payable and Accrued Expenses          176        (1,782)
                    Billings in Excess of Costs and
                       Estimated Earnings on
                       Uncompleted Contracts                       147          (164)
                                                               -------       -------
       Net Cash Provided (Used) by
              Operating Activities                                 (67)         (314)

CASH FLOW FROM INVESTING ACTIVITIES:
              Capital Expenditures                                (102)          (59)
                                                               -------       -------
       Net Cash Used in Investing Activities                      (102)          (59)

CASH FLOW FROM FINANCING ACTIVITIES:
              Net Borrowings under Line of
                    Credit Agreement                               564           685
              Payment of Note Payable
              Principal Payments under Capital
                    Lease Obligations                              (30)          (16)
              Principal Payments on Borrowings
                    From Affiliates                               (400)         (400)
                                                               -------       -------
       Net Cash Provided (Used) by
              Financing Activities                                 134           269
                                                               -------       -------
NET CHANGE IN CASH                                                 (35)         (104)

CASH AT BEGINNING OF YEAR                                          135           141
                                                               -------       -------
CASH AT END OF QUARTER                                         $   100       $    37
                                                               =======       =======




                 AERO SYSTEMS ENGINEERING , INC. -- CONSOLIDATED
                          (Subsidiary of Celsius, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited, 000's omitted)
                                 March 31, 1996

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.



NOTE B - CONTRACTS IN PROCESS

     Information with respect to contracts in process follows:

                                            March 31,    March 31,
                                              1997        1996
                                           ---------    ---------

Costs Incurred on Uncompleted
       Contracts                            $23,162      $28,487

Estimated Earnings Thereon                    8,807        8,122
                                            -------      -------
Total Earned Revenue on
       Uncompleted Contracts                 31,969       36,609

Less Billings Applicable thereto             26,878       31,227
                                            -------      -------

                                            $ 5,091      $ 5,382
                                            =======      =======


Included in Accompanying Balance
       Sheet Under Following Captions:

       Costs and Estimated Earnings
          in Excess of Billings on
          Uncompleted Contracts             $ 5,630      $ 7,190

       Billings in Excess of Costs
          and Estimated Earnings on
          Uncompleted Contracts                 539        1,808
                                            -------      -------

                                            $ 5,091      $ 5,382
                                            =======      =======


NOTE C - CONTINGENCIES AND COMMITMENT

         Letter of Credit

               Standby letters of credit totaling $ 5,838,592 were outstanding on March 31, 1997 to various customers in exchange for advance payments or warranty performance bonds on contracts.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

First quarter 1996 (All dollar amounts are in thousands)

Worldwide revenue for the first quarter 1997 totaled $ 3,643 which was a 39% decrease from $ 5,927 in the first quarter of last year. Net loss after taxes for the first quarter was $ 724 as compared to first quarter income of $ 11 last year.

The revenue decrease was attributable to a low volume backlog from year end. Projects awarded in 1997 are just commencing and have had a minimal impact on revenue.

Backlog of orders was $ 17,010 as compared with $ 9,457 and $ 17,015 as of December 31, 1996 and March 31, 1996, respectively. This 80% increase from year end was related to additional new orders of $ 11,196 in the first quarter of 1997. The investment in proposal efforts in 1996 and in the first quarter of 1997, along with improved market conditions have resulted in increased contract awards.

Cost of earned revenue for the first quarter, which includes manufacturing and engineering costs, was 82% as compared to 70% during the same period of last year. The increase is a result of lower negotiated project margins, and additional costs incurred to complete projects. For the total year, the Company expects margins to be comparable to 1996 year to date margin of 78%.

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

Selling, general and administrative expenses of $ 1,082 were 30% of revenues during the first quarter 1997 as compared to $ 1,450 and 24% during the same period of last year. This decrease of $ 368 or 25% was due to a reduction in the number of selling, general and administrative staff and lower costs in contract proposal preparations.

Research and development expenses were $ 127 during the first quarter as compared to $ 94 in the same period in 1996. This increase of $ 33 or 35% is a result of the enhancement made to the ASE2000. During 1997, additional R & D will be incurred for additional enhancements to the ASE2000 in order to maintain a leadership role in the marketplace.

Capital expenditures were $ 102 as compared to $ 59 for the same period of last year. This increase of $ 43 is also attributed to work on the enhancements at the Aero Test Laboratory and internal systems. It is expected that for the remainder of 1997, additional capital expenditures will be used to complete the enhancement at the AeroTest Laboratory and additional equipment will be purchased for R & D projects, engineering departments and the completion of the computer network.

Interest expense of $ 192 was incurred during the quarter as compared to $ 196 from the same period in the prior year. The average rate of interest on short-term borrowings has had little change and the average amount of borrowings outstanding has increased during the first quarter as compared to the first quarter of last year.

Accounts receivable at the end of the first quarter was $ 3,134 as compared with the year end balance of $ 5,139. This decrease of $ 2,005 was the result of collecting several large receivables and a low level of billings.

Accounts payable and accrued expenses at the end of the first quarter increased $ 176 or 10% as compared to the year end balance. This was primarily due to an increase in material being ordered for the start of new projects during the first quarter.

Notes payable to banks balance was $ 6,000 as compared to the year end balance of $ 5,436 which is an increase of $ 564 or 11%. This increase is primarily the result of new projects coming in that require materials and have low upfront cash payments.

Costs and estimated earnings in excess of billings on uncompleted contracts at the end of the first quarter increased $ 1,653 or 42%, to $ 5,630 as compared with the year end balance. The Company recognizes profit on long-term projects on the percentage of completion basis, which permits earned revenue to be recognized prior to the time that progress payments are billed. When this occurs, amounts are added to this asset account for the recognition of earned revenue prior to the billing of progress payments. The increase since year end is due to start up of new contracts and billings related to the contracts. Billings are a function of contract terms and do not necessarily relate to the percentage of completion of a project.

The Company operates on a global basis and during an average year, generates 50%
- 65% of its revenues from international customers. This trend has continued for the last five years as foreign airlines and government agencies purchase products that ASE designs and produces. Most of the Company's contracts are denominated in U.S. dollars, however a few of them are denominated in the customer's local currency. Therefore, the Company has entered into several foreign exchange forward contracts having maturaties within the next eighteen months. The face amounts represent U.S. dollar equivalents of a non-U.S. dollar denominated forward contract. The amounts at risk are not material and the Company has the financial ability to generate cash flows to offset the expected gain or losses when the contracts mature.

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

ASE currently has bank lines of credit which enable it to borrow up to a total of $6,000. As of March 31, 1997 $ 6,000 was used with no available balance remaining. The Company believes that these bank lines of credit, along with cash flows from continuing operations, are adequate to support the Company's cash needs for the immediate future.

Highly competitive market conditions have minimized the margins on new contracts. Productivity improvements and cost reduction programs are being initiated to increase margins. The Company has received ISO9001 certification, an international quality systems standard. This is expected to enhance our marketing effort on an international basis.

Looking ahead throughout the remainder of 1997, the upturn in new orders started in the first quarter of 1997 is expected to continue. The backlog increased from $9,457 to $17,010 during the first quarter, and is expected to increase further during the second quarter. These new orders are expected to provide increased earned margins in the second half of the year.



                         AERO SYSTEMS ENGINEERING, INC.
                         (A Subsidiary of Celsius, Inc.)

PART II - OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K

         (a)      Exhibit 27 (Financial Data Schedule ) filed as part of this
                  Report.

         (b) No current reports on Form 8-K were filed during the quarter ended March 31,1997.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    May 14, 1997
                                      /s/
                                      ------------------------------------
                                      Leon Ring
                                      (President)