Form 10-Q
period 1997-06-30
AERO SYSTEMS ENGINEERING INC
filed 1997-08-14
CIK 2589

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended June 30, 1997

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

                                   Yes _X_  No ___

         As of June 30, 1997, 2,551,717 shares of common stock, par value $.20 per share, were outstanding.

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidary of Celsius, Inc.)

                                    Form 10-Q


                           Quarter Ended June 30, 1997


                                                                         Page

PART I - FINANCIAL INFORMATION

         Item 1         Financial Statements                               3

         Item 2         Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operation                                       8

         Item 3         Not applicable



PART II - OTHER INFORMATION

         Item 6         Exhibits and Reports on Form 8-K                   11

         Signatures                                                        11

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius, Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                          June 30,     December 31,
                  ASSETS                   1997           1996
                                         ---------      ---------
                                        (Unaudited)       (Note)
                                    (000's omitted, except share data)

CURRENT ASSETS

Cash and cash equivalents                $      20      $     135
Accounts Receivable, net                     4,772          5,139

Costs and Estimated Earnings in
             Excess of Billings on
             Uncompleted Contracts           4,908          3,977

Inventories
             Materials and Supplies            624            685
             Projects in Process               329            407

Prepaid Expenses                                 0             96
Deferred Income Tax Benefit                    467            467
Income Tax Receivable                          100            100
                                         ---------      ---------

             Total Current Assets           11,220         11,006

LONG TERM ASSETS

Land                                           486            486
Buildings                                    3,025          3,025
Furniture, Fixtures, & Equipment             6,250          6,131
Wind Tunnels & Instrumentation               2,650          2,591
Building Improvements                        1,298          1,298
                                         ---------      ---------
                                            13,709         13,531
Less Accumulated Depreciation                7,876          7,363
                                         ---------      ---------
Property, Plant, and Equipment, net          5,833          6,168

Investments                                      0            496
Non-Compete Agreement, net                      57             84
                                         ---------      ---------
             Total Long Term Assets          5,890          6,748

Total Assets                             $  17,110      $  17,754
                                         =========      =========

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsuis, Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (continued)

                                                     June 30,     December 31,
                     LIABILITIES                       1997           1996
                                                    ---------      ---------
                                                   (Unaudited)        (Note)
                                              (000's omitted, except share data)
CURRENT LIABILITIES

Current Maturities of
              Capital Lease Obligations              $     129      $     126
Current Maturites of Long-Term
              Debt to Affiliated Companies                 800            800
Notes Payable - Banks                                    4,888          5,436
Accounts Payable:
              Trade                                      1,112          1,260
              Affiliated companies                         105             63
Billings in Excess of Costs and Estimated
              Earnings on Uncompleted Contracts          1,869            392
Accrued Warranty and Losses                                693            691
Accrued Salaries and Wages                                 673            797
Income Taxes Payable                                         0              5
Other Accrued Liabilities                                1,476            899
                                                     ---------      ---------

              Total Current Liabilities                 11,745         10,469

OTHER LIABILITIES

Deferred Revenue                                             0            496
Deferred Income Taxes                                      467            467
Long Term Debt to Affiliated Company,
              Less Current Maturities                      800          1,200
Capital Lease Obligations,
              Less Current Maturities                      407            471

STOCKHOLDERS' EQUITY

Common Stock - Authorized 3,000,000
              Shares of $.20 Par Value; Issued
              2,551,717 on June 30, 1997
              and December 31, 1996                        510            510

Additional Contributed Capital                             517            517
Retained Earnings                                        2,664          3,624
                                                     ---------      ---------

              Total Stockholders' Equity                 3,691          4,651
                                                     ---------      ---------

Total Liabilities and
                 Stockholders' Equity                $  17,110      $  17,754
                                                     =========      =========


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

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius, Inc.)

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited, 000's omitted)

                                           Three Months Ended           Six Months Ended
                                                 June 30,                   June 30,
                                            1997          1996         1997          1996
                                          -------       -------       ------       --------
Earned Revenue                            $ 5,508       $ 5,196        9,151       $ 11,123
Cost of Earned Revenue                      4,198         4,065        7,183          8,234
                                          -------       -------       ------       --------

              Gross Profit                  1,310         1,131        1,968          2,889

Operating Expenses                          1,285         1,780        2,494          3,324
                                          -------       -------       ------       --------

              Operating Profit(Loss)           25          (649)        (526)          (435)

Other Income (Expense)
              Interest Income                --               2         --                4
              Interest Expense               (204)         (178)        (396)          (374)
              Other                           (57)          (45)         (38)           (54)
                                          -------       -------       ------       --------
                                             (261)         (221)        (434)          (424)
                                          -------       -------       ------       --------

(Loss) Before Income Taxes                   (236)         (870)        (960)          (859)

Income Tax Expense (Benefit)                 --            --           --             --
                                          -------       -------       ------       --------

              Net (Loss)                  $  (236)      $  (870)        (960)      $   (859)
                                          =======       =======       ======       ========

NET LOSS PER SHARE                        $ (0.09)      $ (0.34)       (0.38)      $  (0.34)
                                          =======       =======       ======       ========

Dividends per Share                          None          None         None           None


                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius, Inc.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, 000's omitted)

                                                                 Six Months Ended
                                                                     June 30,
                                                                1997           1996
                                                               -------       -------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss)                                              $  (960)      $  (859)
Adjustment to reconcile net income (loss)
       to net cash provided (used) by
       operating activities:
              Depreciation and Amortization                        540           525
              (Increase) Decrease in Assets:
                    Accounts Receivable                            367         3,409
                    Cost and Estimated Earnings
                       in Excess of Billings on
                       Uncompleted Contracts                      (931)          306
                    Inventories                                    139           154
                    Prepaid Expenses                                96           183
              Increase (Decrease) in Liabilities:
                    Accounts Payable and Accrued Expenses          344        (1,543)
                    Billings in Excess of Costs and
                       Estimated Earnings on
                       Uncompleted Contracts                     1,477          (654)
                                                               -------       -------
       Net Cash Provided (Used) by
              Operating Activities                               1,072         1,521

CASH FLOW FROM INVESTING ACTIVITIES:
              Capital Expenditures                                (178)         (478)
                                                               -------       -------
       Net Cash Used in Investing Activities                      (178)         (478)

CASH FLOW FROM FINANCING ACTIVITIES:
              Net Borrowings under Line of
                    Credit Agreement                              (548)         (580)
              Payment of Note Payable                                           (127)
              Principal Payments under Capital
                    Lease Obligations                              (61)          (36)
              Principal Payments on Borrowings
                    From Affiliates                               (400)         (400)
                                                               -------       -------
       Net Cash Provided (Used) by
              Financing Activities                              (1,009)       (1,143)
                                                               -------       -------
NET CHANGE IN CASH                                                (115)         (100)

CASH AT BEGINNING OF YEAR                                          135           141
                                                               -------       -------
CASH AT END OF QUARTER                                         $    20       $    41
                                                               =======       =======

                 AERO SYSTEMS ENGINEERING, INC. -- CONSOLIDATED
                          (Subsidiary of Celsius, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited, 000's omitted)
                                 June 30, 1997

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ending June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


NOTE B - CONTRACTS IN PROCESS
         Information with respect to contracts in process follows:

                                             June 30,     June 30,
                                               1997         1996
                                             -------      -------
Costs Incurred on Uncompleted
        Contracts                            $25,995      $31,150

Estimated Earnings Thereon                     9,582        8,714
                                             -------      -------
Total Earned Revenue on
        Uncompleted Contracts                 35,577       39,864

Less Billings Applicable thereto              32,538       33,810
                                             -------      -------

                                             $ 3,039      $ 6,054
                                             =======      =======


Included in Accompanying Balance
        Sheet Under Following Captions:

        Costs and Estimated Earnings
           in Excess of Billings on
           Uncompleted Contracts             $ 4,908      $ 7,372

        Billings in Excess of Costs
           and Estimated Earnings on
           Uncompleted Contracts               1,869        1,318
                                             -------      -------

                                             $ 3,039      $ 6,054
                                             =======      =======


NOTE C - CONTINGENCIES AND COMMITMENT

         Letter of Credit

                 Standby letters of credit totaling $ 5,462,188 were outstanding on June 30, 1997 to various customers in exchange for advance payments or warranty performance bonds on contracts.

                 In August, 1993 the Company entered into a subcontract with Opron Inc.("Opron"), a Quebec company which was the prime contractor on a jet engine test cell project. Late in 1995, a dispute arose between the Company and Opron, which has resulted in a potential withdrawal against an existing CDN$ 872,042 Letter of Credit. The Company Believes that Opron's claims are excessive. In addition, this claim is partly offset by unpaid subcontract costs. Management does not expect this dispute to have a material adverse effect on the business, assets, financial conditions, results of operations or prospects of the Company.

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius, Inc.)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Second quarter 1997  (All dollar amounts are in thousands)

Worldwide revenue for the second quarter 1997 totaled $ 5,508 which was a 6% increase from $ 5,196 in the second quarter of last year. Net loss after taxes for the second quarter was $ 236 which was an improvement of $ 634 as compared to second quarter loss of $ 870 last year.

The revenue increase was attributable to the commencing of new projects awarded in 1997. The decrease of the loss is a result of a higher gross margin on projects and a decrease in operating expenses as compared to the second quarter of 1996.

Year to date worldwide revenue for 1997 totaled $9,151 which was a 18% decrease from $11,123 year to date revenue for the first half of 1996. Net loss after taxes for the first six months was $ 960 as compared to a loss of $ 859 for the same period in 1996.

The revenue decrease was attributable to a low volume backlog from year end. Projects awarded in 1997 are just commencing and have had a minimal impact on revenue.

Backlog of orders was $ 21,063 as compared with $ 9,457 and $ 13,542 as of December 31, 1996 and June 30, 1996, respectively. The 123% increase from year end relates to additional new orders of $ 20,759 through the second quarter of 1997. The investment in proposal efforts in late 1996 and in the first quarter of 1997, along with improved market conditions have resulted in increased contract awards.

Cost of earned revenue for the second quarter, which includes manufacturing, engineering and installation costs, was 76% as compared to 78% during the same period of last year. The decrease is a result of a heavy workload with associated decreased indirect costs.

Cost of earned revenue for the first six months, which includes manufacturing, engineering and installation costs, was 78% as compared to 74% during the same period of last year. The increase is a result of lower negotiated project margins, and additional costs incurred to complete projects. For the total year, the Company expects margins to be comparable to 1996 year to date margin of 78%.

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

Selling, general and administrative expenses of $ 924 were 17% of revenues during the second quarter 1997 as compared to $ 1,651 and 32% during the same period of last year. This decrease of $ 727 or 44% was due to the changed approach to contract proposal preparations.

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius, Inc.)

Research and development expenses were $ 361 during the second quarter as compared to $ 129 in the same period in 1996. This increase of $ 232 or 180% is a result of concentrated effort to enhance the ASE2000. During 1997, additional R & D will be incurred for additional enhancements to the ASE2000 in order to maintain a leadership role in the marketplace.

Capital expenditures were $ 76 as compared to $ 419 for the same period of last year. This is a decrease of $ 343 as compared to the same period as last year. It is expected that for the remainder of 1997, additional capital expenditures will be used to complete the enhancement at the AeroTest Laboratory and additional equipment will be purchased for R & D projects, engineering departments and the completion of the computer network.

Interest expense of $ 204 was incurred during the quarter as compared to $ 178 from the same period in the prior year. The average rate of interest on short-term borrowings has had little change and the average amount of borrowings outstanding has increased during the second quarter as compared to the second quarter of last year.

Accounts receivable at the end of the second quarter was $ 4,772 as compared with the year end balance of $ 5,139. This decrease of $ 367 was the result of collecting several large receivables.

Accounts payable and accrued expenses at the end of the second quarter increased $ 344 or 9% as compared to the year end balance. This was primarily due to an increase in material being ordered for the start of new projects during the second quarter.

Notes payable to banks balance was $ 4,888 as compared to the year end balance of $ 5,436 which is an decrease of $ 548 or 10%. This decrease is primarily the result of new projects getting started and the ability to invoice and collect payments per contract terms.

Costs and estimated earnings in excess of billings on uncompleted contracts at the end of the second quarter increased $ 931 or 23%, to $ 4,908 as compared with the year end balance. The Company recognizes profit on long-term projects on the percentage of completion basis, which permits earned revenue to be recognized prior to the time that progress payments are billed. When this occurs, amounts are added to this asset account for the recognition of earned revenue prior to the billing of progress payments. The increase since year end is due to start up of new contracts and billings related to the contracts. Billings are a function of contract terms and do not necessarily relate to the percentage of completion of a project.

The Company operates on a global basis and during an average year, generates 50%
- 65% of its revenues from international customers. This trend has continued for the last five years as foreign airlines and government agencies purchase products that ASE designs and produces. Most of the Company's contracts are denominated in U.S. dollars, however a few of them are denominated in the customer's local currency. Therefore, the Company has entered into several foreign exchange forward contracts with banks having maturities within the next eighteen months. The face amounts represent U.S. dollar equivalents of a non-U.S. dollar denominated forward contract. The amounts at risk are not material and the Company has the financial ability to generate cash flows to offset the expected gain or losses when the contracts mature.

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

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius, Inc.)

which is wholly-owned by Celsius AB. Celsius, Inc. owns approximately 80% of the outstanding shares of common stock of ASE. A first security interest in all assets of ASE has been granted to Celsius AB and a fee is paid through Celsius, Inc.

ASE currently has bank lines of credit which enable it to borrow up to a total of $6,000. As of June 30, 1997 $ 4,888 was used and $ 1,112 available balance was remaining. The Company believes that these bank lines of credit, along with cash flows from continuing operations, are adequate to support the Company's cash needs for the immediate future.

In August, 1993 the Company entered into a subcontract with Opron Inc.("Opron"), a Quebec company which was the prime contractor on a jet engine test cell project. Late in 1995, a dispute arose between the Company and Opron, which has resulted in a potential withdrawal against an existing CDN$ 872,042 Letter of Credit. The Company believes that Opron's claims are excessive. In addition, this claim is partly offset by unpaid subcontract costs. Management does not expect this dispute to have a material adverse effect on the business, assets, financial condition, results of operations or prospects of the Company.

Highly competitive market conditions have minimized the margins on new contracts. Productivity improvements and cost reduction programs are being initiated to increase margins. The Company has received ISO9001 certification, an international quality systems standard. This is expected to enhance our marketing effort on an international basis.

Looking ahead throughout the remainder of 1997, the upturn in new orders started in the first quarter of 1997 is expected to continue. The backlog increased from $9,457 to $17,010 during the first quarter, and increased further to $21,063 during the second quarter. It is expected that the backlog will increase further during the third quarter. These new orders will provide increased earned margins in the second half of the year.

                         AERO SYSTEMS ENGINEERING, INC.
                         (A Subsidiary of Celsius, Inc.)

PART II - OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K

         (a)      Exhibit 27 (Financial Data Schedule ) filed as part of this
                  Report.

         (b) No current reports on Form 8-K were filed during the quarter ended June 30,1997.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    Aug. 14, 1997                    /s/ Leon Ring
                                          ----------------------------------
                                          Leon Ring
                                          (President)