Form 10-Q
period 1997-09-30
AERO SYSTEMS ENGINEERING INC
filed 1997-11-13
CIK 2589

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended September 30, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from             to

         Commission file number 0-7390

                         Aero Systems Engineering, Inc.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

         Minnesota                                   41-0913117
         -------------------------------------------------------------
         (State or other jurisdiction of              (I.R.S  Employer
          incorporation or organization)              Identification No.)

         358 East Fillmore Avenue,   St. Paul,    Minnesota          55107
         -----------------------------------------------------------------------
         (Address of principal executive offices)                  (Zip Code)

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

                              Yes __X__     No ____

         As of September 30, 1997, 2,551,717 shares of common stock, par value $.20 per share, were outstanding.

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidary of Celsius, Inc.)

                                    Form 10-Q

                        Quarter Ended September 30, 1997

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius, Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                        September 30,     December 31,
                    ASSETS                  1997             1996
                    ------               -----------      -----------
                                         (Unaudited)         (Note)
                                     (000's omitted, except share data)

CURRENT ASSETS

Cash and cash equivalents                $        65      $       135
Accounts Receivable, net                       4,717            5,139

Costs and Estimated Earnings in
             Excess of Billings on
             Uncompleted Contracts             7,377            3,977

Inventories

             Materials and Supplies              562              685
             Projects in Process                 457              407

Prepaid Expenses                                  23               96
Deferred Income Tax Benefit                      467              467
Income Tax Receivable                            100              100
                                         -----------      -----------

             Total Current Assets             13,768           11,006

LONG TERM ASSETS

Land                                             486              486
Buildings                                      3,025            3,025
Furniture, Fixtures, & Equipment               6,258            6,131
Wind Tunnels & Instrumentation                 2,650            2,591
Building Improvements                          1,298            1,298
                                         -----------      -----------
                                              13,717           13,531
Less Accumulated Depreciation                  8,133            7,363
                                         -----------      -----------
Property, Plant, and Equipment, net            5,584            6,168

Investments                                        0              496
Non-Compete Agreement, net                        44               84
                                         -----------      -----------
             Total Long Term Assets            5,628            6,748

Total Assets                             $    19,396      $    17,754
                                         ===========      ===========

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsuis, Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (continued)

                                                 September 30,    December 31,
                        LIABILITIES                  1997            1996
                        -----------              -----------------------------
                                                  (Unaudited)       (Note)
                                              (000's omitted, except share data)

CURRENT LIABILITIES

Current Maturities of
              Capital Lease Obligations           $      129      $      126
Current Maturites of Long-Term
              Debt to Affiliated Companies               800             800
Notes Payable - Banks                                  5,586           5,436
Accounts Payable:
              Trade                                    3,616           1,260
              Affiliated companies                       819              63
Billings in Excess of Costs and Estimated
              Earnings on Uncompleted Contracts        1,090             392
Accrued Warranty and Losses                              682             691
Accrued Salaries and Wages                               639             797
Income Taxes Payable                                       0               5
Other Accrued Liabilities                                912             899
                                                  ----------      ----------

              Total Current Liabilities               14,273          10,469

OTHER LIABILITIES

Deferred Revenue                                           0             496
Deferred Income Taxes                                    467             467
Long Term Debt to Affiliated Company,
              Less Current Maturities                    400           1,200
Capital Lease Obligations,
              Less Current Maturities                    375             471

STOCKHOLDERS' EQUITY

Common Stock - Authorized 3,000,000
              Shares of $.20 Par Value; Issued
              2,551,717 on September 30, 1997
              and December 31, 1996                      510             510

Additional Contributed Capital                           517             517
Retained Earnings                                      2,854           3,624
                                                  ----------      ----------

              Total Stockholders' Equity               3,881           4,651
                                                  ----------      ----------

Total Liabilities and
                 Stockholders' Equity             $   19,396      $   17,754
                                                  ==========      ==========


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

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius, Inc.)

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited, 000's omitted)

                                                 Three Months Ended                 Nine Months Ended
                                                   September 30,                      September 30,
                                               1997            1996               1997             1996
                                          -----------------------------       -----------------------------
Earned Revenue                            $     7,325       $     4,680            16,476       $    15,803
Cost of Earned Revenue                          6,092             4,026            13,275            12,260
                                          -----------       -----------       -----------       -----------

              Gross Profit                      1,233               654             3,201             3,543

Operating Expenses                                897             1,461             3,391             4,785
                                          -----------       -----------       -----------       -----------

              Operating Profit(Loss)              336              (807)             (190)           (1,242)

Other Income (Expense)
              Interest Income                    --                   1              --                   5
              Interest Expense                   (199)             (204)             (595)             (578)
              Other                                53              --                  15               (54)
                                          -----------       -----------       -----------       -----------
                                                 (146)             (203)             (580)             (627)
                                          -----------       -----------       -----------       -----------

Income (Loss) Before Income Taxes                 190            (1,010)             (770)           (1,869)

Income Tax Expense (Benefit)                     --                --                --                --
                                          -----------       -----------       -----------       -----------

              Net Income (Loss)           $       190       $    (1,010)             (770)      $    (1,869)
                                          ===========       ===========       ===========       ===========

NET INCOME (LOSS) PER SHARE               $      0.07       $     (0.39)            (0.30       $     (0.73)
                                          ===========       ===========       ===========       ===========

Dividends per Share                           None              None              None              None


                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius, Inc.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, 000's omitted)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                  1997             1996
                                                               ----------       ----------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss)                                              $     (770)      $   (1,869)
Adjustment to reconcile net income (loss)
       to net cash provided (used) by
       operating activities:
              Depreciation and Amortization                           810              788
              (Increase) Decrease in Assets:
                    Accounts Receivable                               422            2,048
                    Cost and Estimated Earnings
                       in Excess of Billings on
                       Uncompleted Contracts                       (3,400)           2,824
                    Inventories                                        73              200
                    Prepaid Expenses                                   73              161
              Increase (Decrease) in Liabilities:
                    Accounts Payable and Accrued Expenses           2,953           (1,432)
                    Billings in Excess of Costs and
                       Estimated Earnings on
                       Uncompleted Contracts                          698           (1,775)
                                                               ----------       ----------
       Net Cash Provided (Used) by

              Operating Activities                                    859              945

CASH FLOW FROM INVESTING ACTIVITIES:
              Capital Expenditures                                   (186)            (490)
                                                               ----------       ----------
       Net Cash Used in Investing Activities                         (186)            (490)

CASH FLOW FROM FINANCING ACTIVITIES:
              Net Borrowings under Line of
                    Credit Agreement                                  150              421
              Payment of Note Payable                                                 (127)
              Principal Payments under Capital
                    Lease Obligations                                 (93)             (61)
              Principal Payments on Borrowings
                    From Affiliates                                  (800)            (800)
                                                               ----------       ----------
       Net Cash Provided (Used) by
              Financing Activities                                   (743)            (567)
                                                               ----------       ----------
NET CHANGE IN CASH                                                    (70)            (112)

CASH AT BEGINNING OF YEAR                                             135              141
                                                               ----------       ----------
CASH AT END OF QUARTER                                         $       65       $       29
                                                               ==========       ==========


                 AERO SYSTEMS ENGINEERING, INC. -- CONSOLIDATED
                          (Subsidiary of Celsius, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited, 000's omitted)
                               September 30, 1997

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ending September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B - CONTRACTS IN PROCESS

         Information with respect to contracts in process follows:

                                           September 30,   September 30,
                                               1997            1996
                                            ----------      ----------
Costs Incurred on Uncompleted
       Contracts                            $   24,371      $   24,119

Estimated Earnings Thereon                       6,877           8,011
                                            ----------      ----------
Total Earned Revenue on
       Uncompleted Contracts                    31,248          32,130

Less Billings Applicable thereto                24,961          27,473
                                            ----------      ----------

                                            $    6,287      $    4,657
                                            ==========      ==========


Included in Accompanying Balance
       Sheet Under Following Captions:

       Costs and Estimated Earnings
          in Excess of Billings on
          Uncompleted Contracts             $    7,377      $    4,854

       Billings in Excess of Costs
          and Estimated Earnings on
          Uncompleted Contracts                  1,090             197
                                            ----------      ----------

                                            $    6,287      $    4,657
                                            ==========      ==========

NOTE C - CONTINGENCIES AND COMMITMENT

         Letter of Credit

                  Standby letters of credit and performance bonds totaling $10,181,935 were outstanding on September 30, 1997 to various customers in exchange for advance payments or warranty performance bonds on contracts.

                  In August, 1993 the Company entered into a subcontract with Opron Inc.("Opron"), a Quebec company which was the prime contractor on a jet engine test cell project. Late in 1995, a dispute arose between the Company and Opron, which has resulted in a withdrawal against an existing CDN$ 872,042 Letter of Credit. The Company Believes that Opron's claims are excessive. In addition, this claim is partly offset by unpaid subcontract costs. Management does not expect this dispute to have a material adverse effect on the business, assets, financial conditions, results of operations or prospects of the Company.

                         AERO SYSTEMS ENGINEERING, INC.
                         (A Subsidiary of Celsius, Inc.)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Third quarter 1997 (All dollar amounts are in thousands)

Worldwide revenue for the third quarter 1997 totaled $ 7,325 which was a 57% increase from $ 4,680 in the third quarter of last year. Net income after taxes for the third quarter was $ 190 which was an improvement of $ 1,200 as compared to third quarter loss of $ 1,010 last year.

The revenue increase was attributable to the commencing of new projects awarded in 1997. The decrease of the loss is a result of a higher gross margin on projects and a decrease in operating expenses as compared to the third quarter of 1996.

Year to date worldwide revenue for 1997 totaled $16,476 which was a 4% increase from $15,803 year to date revenue for the first nine months of 1996. Net loss after taxes for the first nine months was $ 770 as compared to a loss of $1,869 for the same period in 1996.

The year to date increase in revenue reflects the low level of backlog entering 1997, offset by strong revenue growth in the third quarter.

Backlog of orders was $ 19,498 as compared with $ 9,457 and $ 11,973 as of December 31, 1996 and September 30, 1996, respectively. The 106% increase from year end relates to additional new orders of $ 26,518 through the third quarter of 1997. The investment in proposal efforts in late 1996 and in the first quarter of 1997, along with improved market conditions have resulted in increased contract awards.

Cost of earned revenue for the third quarter, which includes manufacturing, engineering and installation costs, was 83% as compared to 86% during the same period of last year. The decrease is a result of a heavy workload with associated decreased indirect costs.

Cost of earned revenue for the first nine months, which includes manufacturing, engineering and installation costs, was 81% as compared to 78% during the same period of last year. The increase is a result of lower negotiated project margins, and additional costs incurred to complete projects. For the total year, the Company expects margins to be comparable to 1996 year to date margin of 78%.

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

Selling, general and administrative expenses of $ 724 were 10% of revenues during the third quarter 1997 as compared to $ 1,350 and 29% during the same period of last year. This decrease of $ 626 or 46% was due to the changed approach to contract proposal preparations.

                         AERO SYSTEMS ENGINEERING, INC.
                         (A Subsidiary of Celsius, Inc.)

Research and development expenses were $ 173 during the third quarter as compared to $ 111 in the same period in 1996. This increase of $ 62 or 56% is a result of concentrated effort to enhance the ASE2000. During 1997, additional R & D will be incurred for additional enhancements to the ASE2000 in order to maintain a leadership role in the marketplace.

Capital expenditures year to date were $ 186 as compared to $ 490 for the same period of last year. This is a decrease of $ 304 as compared to the same period as last year. It is expected that for the remainder of 1997, additional capital expenditures will be used to complete the enhancement at the AeroTest Laboratory and additional equipment will be purchased for R & D projects, engineering departments and the completion of the computer network.

Interest expense of $ 199 was incurred during the quarter as compared to $ 204 from the same period in the prior year. The average rate of interest on short-term borrowings has had little change and the average amount of borrowings outstanding has increased during the third quarter as compared to the third quarter of last year.

Accounts receivable at the end of the third quarter was $ 4,717 as compared with the year end balance of $ 5,139. This decrease of $ 422 was the result of collecting several large receivables.

Accounts payable and accrued expenses at the end of the third quarter increased $ 2,953 or 79% as compared to the year end balance. This was primarily due to an increase in material being ordered for the start of new projects during the third quarter.

Notes payable to banks balance was $ 5,586 as compared to the year end balance of $ 5,436 which is an increase of $ 150 or 3%. This increase is primarily the result of new projects getting started and the ability to invoice and collect payments per contract terms.

Costs and estimated earnings in excess of billings on uncompleted contracts at the end of the third quarter increased $ 3,400 or 85%, to $ 7,377 as compared with the year end balance. The Company recognizes profit on long-term projects on the percentage of completion basis, which permits earned revenue to be recognized prior to the time that progress payments are billed. When this occurs, amounts are added to this asset account for the recognition of earned revenue prior to the billing of progress payments. The increase since year end is due to start up of new contracts and billings related to the contracts. Billings are a function of contract terms and do not necessarily relate to the percentage of completion of a project.

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

                         AERO SYSTEMS ENGINEERING, INC.
                         (A Subsidiary of Celsius, Inc.)

which is wholly-owned by Celsius AB. Celsius, Inc. owns approximately 80% of the outstanding shares of common stock of ASE. A first security interest in all assets of ASE has been granted to Celsius AB and a fee is paid through Celsius, Inc.

ASE currently has bank lines of credit which enable it to borrow up to a total of $6,000. As of September 30, 1997 $ 5,586 was used and $ 414 available balance was remaining. The Company believes that these bank lines of credit, along with cash flows from continuing operations, are adequate to support the Company's cash needs for the immediate future.

In August, 1993 the Company entered into a subcontract with Opron Inc.("Opron"), a Quebec company which was the prime contractor on a jet engine test cell project. Late in 1995, a dispute arose between the Company and Opron, which has resulted in a withdrawal against an existing CDN$ 872,042 Letter of Credit. The Company believes that Opron's claims are excessive. In addition, this claim is partly offset by unpaid subcontract costs. Management does not expect this dispute to have a material adverse effect on the business, assets, financial condition, results of operations or prospects of the Company.

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

                         AERO SYSTEMS ENGINEERING, INC.
                         (A Subsidiary of Celsius, Inc.)

PART II - OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K

         (a)      Exhibit 27 (Financial Data Schedule ) filed as part of this
                  Report.

         (b) No current reports on Form 8-K were filed during the quarter ended September 30,1997.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    November 13, 1997
                                          /s/ Leon Ring
                                          -------------------------------------
                                          Leon Ring
                                          (President)