Form 10-K
period 1997-12-31
AERO SYSTEMS ENGINEERING INC
filed 1998-02-27
CIK 2589

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997        Commission file number 0-7390

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

                                 Yes _X_       No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 1998 was approximately $723,000 based upon the average of the closing bid and asked prices of the stock on such date.

The number of common shares outstanding as of January 31, 1998 was 2,551,717.

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

Item 2.  Properties...........................................................9

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

PART II

Item 5.  Market for the Registrant's Common Equity and Related
             Stockholder Matters.............................................10

Item 6.  Selected Financial Data.............................................11

Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.......................................11

Item 8.  Consolidated Financial Statements and Supplementary Data............14

Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure............................31

PART III

Item 10. - Item 13.  See Documents Incorporated by Reference.................31

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....31

Signatures...................................................................32

DOCUMENTS INCORPORATED BY REFERENCE


The following documents are incorporated by reference into the Form 10-K:


                                                            PARTS OF FORM 10-K
                                                         INTO WHICH INCORPORATED
                        DOCUMENT                               BY REFERENCE
--------------------------------------------------------------------------------

Proxy Statement to be filed on or before April 13, 1998
     for the annual meeting of shareholders on May 13, 1998        III

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

Item 10.  Directors and Executive Officers of the Registrant                   Election of Directors

Item 11.  Executive Compensation                                               Election of Directors

Item 12.  Security Ownership of Certain Beneficial Owners and Management       Principal Shareholders

Item 13.  Certain Relationships and Related Transactions                       Election of Directors


PART I

ITEM 1 - BUSINESS

GENERAL DEVELOPMENT OF BUSINESS - Aero Systems Engineering, Inc. ("ASE" or the "Company") is a global turnkey provider of test facilities and systems for the aerodynamic and propulsion test system markets. ASE is a Minnesota corporation that was organized on May 11, 1967. From that time until 1993, the Company had been primarily engaged in selling products and services related to testing turbine engines. On July 30, 1993, the Company purchased substantially all of the assets of FluiDyne Engineering Corporation ("FluiDyne") relating to FluiDyne's business of designing, constructing and supplying various types of test facilities, such as wind tunnels and other aerodynamic test facilities. The acquisition also included the Aerotest Laboratory which provides aeropropulsion component and aerodynamic testing services.

Approximately 80% of the Company's outstanding common stock is owned by Celsius Inc. Celsius Inc. is a wholly-owned subsidiary of Celsius AB, which is a Swedish company. Celsius AB is also publicly traded in Sweden and is partially owned by the Swedish government.

The plan of operations for 1998 with respect to the Company and its subsidiary is to continue with its current activities and operations in the test cell, wind tunnel, and aerodynamic testing markets. In addition, the Company plans to explore new markets as deemed appropriate using joint ventures with established companies. Acoustic measurements in conjunction with aerodynamic testing is a technology where the company is creating new customers and providing additional value to existing customers.

LINES OF BUSINESS/SEGMENT REPORTING - The Company is engaged in two lines of business. The first is related to the design, equipping, manufacture and construction of test facilities for turbine engines, engine accessories, and for wind tunnels. The second business line is providing aeropropulsion component testing and aerodynamic testing services at the Aerotest laboratory facility. The Company regards these lines of business as being in their entirety, one segment of business.

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

Sales of test facilities have resulted principally from direct customer contact, independent sales agents, and the Company's internal marketing staff.

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

CUSTOMERS - The Company provides services for numerous companies in the aircraft industry as well as the U.S. federal government and foreign governmental entities. The orders to provide these services can originate from many customers and quite frequently result in repeat business. In 1997, two customers accounted for more than 10% of the Company's consolidated revenues. These two customers were the U.S. Government and Pratt & Whitney. The Company believes that the loss of no other single customer would have a material adverse effect on its future revenues.

BACKLOG - The Company's order backlog constitutes future revenue to be earned on contracts, including unearned revenue on projects currently in progress. The backlog of orders as of December 31, 1997 was $14,278,000. This compares with a backlog of $9,457,000 on December 31, 1996.

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

With worldwide defense budgets being reduced during the past few years, the number of wind tunnel projects has been steadily declining. However, there has been steady growth in the automotive wind tunnel area. In order to capture some of this new automotive wind tunnel business, ASE has entered into a teaming agreement with a leading automotive architecture and engineering company. The team continues to pursue new opportunities but to date no contracts have been awarded.

The Company has in the past been aided in financing projects by utilizing the financial strength of Celsius AB. Without the ability to issue standby letters of credit to guarantee the performance of the project, ASE would not have been the prime contractor on many of these projects.

RESEARCH AND DEVELOPMENT - Research and development performed by the Company is applied engineering, that is, applying present engineering knowledge and technology toward solving customer problems in turbine engine and aerodynamic testing. The Company is currently enhancing the ASE2000, which is a new computer data acquisition system. The expense of research and development was $696,000, $500,000 and $919,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

ENVIRONMENTAL MATTERS - There has not been, and it is not expected that there will be, any material effect upon capital expenditures, earnings, or the competitive position of the Company due to compliance with federal, state and local environmental protection regulations.

EMPLOYEES - As of December 31, 1997, the Company and its subsidiaries employed 147 employees. Contract labor has been used as business conditions require.

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

IMPACT OF YEAR 2000 - Some of the Company's older computer programs for internal business systems were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated at approximately $350,000 which includes $225,000 for the purchase of new hardware and software that will be capitalized and $125,000 that will be expensed as incurred. To date, the Company has incurred very little of this cost since it is in the early phases of the project relating to requirements definitions and product selection.

The project is estimated to be completed not later than June 30, 1999, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

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

ITEM 3 - LEGAL PROCEEDINGS

In August, 1993 the Company entered into a subcontract with Opron Inc. ("Opron"), a Quebec company, which was the prime contractor on a jet engine test cell project. Late in 1995, a dispute arose between the Company and Opron, which has resulted in a withdrawal against an existing CDN $872,042 Letter of Credit. The Company believes that Opron's claims are excessive. In addition, this claim is partly offset by unpaid subcontract costs. Management does not expect the resolution of this dispute to have a material adverse effect on the business, assets, financial condition, results of operations or prospects of the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of 1997 to a vote of security holders through the solicitation of proxies or otherwise. During the first quarter 1998, the Company's Board of Directors approved a change to the Articles of Incorporation to increase the authorized shares from 3,000,000 to 10,000,000. This change requires shareholder approval which is expected to be obtained at a special shareholder meeting on March 4, 1998. The main reason for the Company implementing this change is to increase the number of shares in "public float" to maintain current security listing on the Nasdaq SmallCap Market. Increasing the number of shares in "public float" was accomplished by declaring a three-for-two common stock split effected in the form of a 50% stock dividend.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

In May 1985, the Company obtained a listing for its common stock on Nasdaq. The Company's common stock currently is quoted on the Nasdaq Smallcap Market. The Company's common stock is traded primarily in the local over-the-counter market. On January 31, 1998, the closing bid and asked prices for the Company's common stock were $1.50 and $1.75, respectively.

The high and low bid prices for the Company's common stock for each quarter during 1996 and 1997 as quoted on Nasdaq were as follows:

                                            HIGH             LOW
                                      --------------------------------
   1996:
     First Quarter                         $1.94           $1.25
     Second Quarter                         2.31            1.38
     Third Quarter                          1.63            0.94
     Fourth Quarter                         1.38            1.00

   1997:
     First Quarter                         $1.00           $0.75
     Second Quarter                         1.38            1.00
     Third Quarter                          1.13            1.13
     Fourth Quarter                         1.75            1.63

The quotations set forth above reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

No dividends have previously been paid in the history of the Company. The Company intends to use its earnings to finance operations and does not intend to pay dividends on its capital stock in the foreseeable future, although during first quarter 1998 the Company announced a three-for-two common stock split effected in the form of a 50% stock dividend. This action was taken to increase the Company's number of shares in "public float" to exceed the new minimum required to maintain current security listing on the Nasdaq SmallCap Market. Financial information contained in this report has not been adjusted to reflect the impact of the common stock split. As of December 31, 1997 there were approximately 211 holders of record of common stock of the Company and 2,551,717 total shares outstanding.

ITEM 6 - SELECTED FINANCIAL DATA

Selected financial data for the years ended December 31 are as follows:


                                             1997            1996            1995           1994            1993
                                        -------------------------------------------------------------------------------
SELECTED INCOME STATEMENT DATA
Earned revenue                            $25,032,452     $20,383,352     $26,037,288    $25,229,583     $27,871,999
Net (loss) income                            (400,733)     (2,527,754)        189,488     (1,175,286)        594,008
Net (loss) income per common share           (.16)           (.99)             .07           (0.46)           0.23
Weighted average common shares
   outstanding                              2,551,717       2,551,717       2,551,717      2,551,717       2,551,717

SELECTED BALANCE SHEET DATA
Current assets                            $14,936,589     $11,006,645     $17,391,439    $13,898,995     $19,901,048
Current liabilities                        15,107,440      10,469,625      13,775,994     10,000,407      14,248,261
Working capital                              (170,851)        537,020       3,615,445      3,898,588       5,652,787
Total assets                               20,574,712      17,754,429      24,176,077     21,010,244      27,285,927
Long-term debt and capital lease
   obligations                                732,865       1,671,191       2,255,127      3,209,519       4,310,500
Stockholders' equity                        4,249,908       4,650,641       7,178,395      6,988,907       8,164,193



ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Aero Systems Engineering, Inc. ("ASE" or the "Company") is a global provider of products and services related to (1) testing turbine engines, (2) design and operation of aerodynamic wind tunnels, and (3) providing aerodynamic and propulsion system testing services. The Company will design the testing facility but will subcontract the civil engineering work and construction to local civil construction companies.

Results of Operations

The backlog of orders as of December 31, 1997 was $14,278,000 which consisted of $12,369,000 that was related to jet engine test cell projects and wind tunnel projects, and $1,909,000 related to Aerotest Lab/Other. Backlog of orders as of December 31, 1996 was $9,457,000 of which $8,009,000, was related to test cell and wind tunnel projects, and $1,448,00 related to Aerotest Lab/Other. Backlog of orders as of December 31, 1995 was $27,016,000 of which $24,797,000 was related to test cell projects and wind tunnel projects, and $2,219,000 related to Aerotest Lab/Other. The December 31, 1995 backlog included a large amount for the National Wind Tunnel Complex (NWTC) project which was subsequently canceled in early 1996.

The change in backlog from 1996 to 1997 represents a 51% increase in total backlog. Also, new orders received in 1997 totaled $29,000,000 as compared to the previous year of $2,800,000. The 1996 total includes a $7,100,000 reduction for the cancellation of the NWTC project. The change in backlog from 1995 to 1996 represents a 65% decrease in total backlog.

Earned revenue for the year ended December 31, 1997 was $25,032,000, an increase of $4,649,000 or 23% as compared to the 1996 revenue of $20,383,000. Earned revenue for 1995 was $26,037,000. The revenue increase from 1996 to 1997 was due to an increase in new orders and the completion of projects.

The Company recorded net loss of $401,000 in 1997, net loss of $2,528,000 in 1996, and net income of $189,000 in 1995. The loss incurred in 1997 was primarily due to the low backlog going into the year negatively impacting the financial performance of the first half of the year, which was partially offset by the improved second half financial performance.

The cost of earned revenue as a percentage of earned revenue was 81% in 1997 as compared to 78% in 1996 and 75% in 1995. The percentage increase in cost of earned revenue during 1997 was due to a mix of lower margins on existing wind tunnel and test cell projects and over-capacity issues in the first part of the year due to the low backlog at the start of 1997.

Operating expenses were $3,677,000, $5,673,000, and $4,545,000 in years 1997,
1996, and 1995, respectively. These expenses decreased 35% in 1997 as compared to 1996 as a result of improved management of the bid and proposal process and the impact of reduced number of personnel from the 1996 levels.

Research and Development (R&D) costs were $696,000, $500,000, and $919,000 in years 1997, 1996, and 1995, respectively. The increase during 1997 was $196,000 or 39% as compared to 1996's R&D amount. The Company continued to enhance the capabilities of the ASE2000 Computer Data Acquisition System as planned. This activity will continue into 1998 which management believes will improve marketability of the system.

Interest income was $7,000 in 1997, $5,000 during 1996, and $51,000 in 1995.
This income relates to short term investments the Company has throughout the year.

Interest expense was $751,000 in 1997, $752,000 during 1996, and $816,000 in
1995. The two major items bearing interest expense are the $6,000,000 line of credit, and the note payable to affiliates which had an average balance of $1,600,000 during 1997. The weighted average interest rates for 1997 were 9.59% on the line of credit and 6.7% on the note payable to affiliates.

The Company recorded income tax expense of $7,500 in 1997, as compared to $5,000 in 1996 and $23,000 in 1995.

Liquidity and Capital Resources

The current ratio was 1.0, 1.1, and 1.3 as of December 1997, 1996, and 1995, respectively. Working capital amounts were $(171,000) in 1997, $537,000 in 1996, and $3,615,000 in 1995. Both current assets and current liabilities increased during 1997 as compared to 1996.

The December 31, 1997 accounts receivable balance was $4,767,000, a decrease of $372,000 as compared to 1996's balance of $5,139,000. The decrease in the accounts receivable balance for 1997 was due partly to improved collection of past due accounts and partly to contract invoice timing.

Accounts payable and accrued expenses amounts were $7,806,000, and $3,716,000, in 1997 and 1996, respectively. The 1997 increase is $4,090,000 or 110% as compared to 1996. The increase from 1996 is due primarily to increased project work expenditures in line with the increased backlog.

Billings in excess of earned revenues were $228,000, a decrease of $164,000 when compared to 1996's balance of $392,000. This is due primarily to advances received on contracts at the end of 1996 that have been earned in 1997.

The Company has fully utilized the available on one line of credit as of December 31, 1997. The total line of credit available is $6,000,000 at a Swedish bank in New York City which is guaranteed by the Company's immediate parent, Celsius Inc. The average outstanding borrowings were $5,346,000 and $4,704,000 during 1997 and 1996, respectively. The increase in borrowings from 1996 to 1997 reflects increased project expenditures in line with the increased backlog.

Although the line of credit has a $6,000,000 limit, Celsius Inc. has allowed the Company to exceed this limit for short periods of time. The portion over $6,000,000 is assessed a higher interest rate of 11.5%.

Current financial resources, i.e., working capital and short-term line of credit facilities, plus anticipated funds from operations, are expected to be adequate to meet cash requirements in 1998.

Capital expenditures were $314,000, $502,000, and $646,000 in years 1997, 1996, and 1995, respectively. The 1997 decrease was 37% as compared to 1996. Most of the 1997 capital expenditures were used to update desktop and network equipment and additional engineering hardware.

Highly competitive market conditions have minimized the effect of inflation on contract selling prices and the cost of purchased materials.

During 1997, approximately 45% of revenues were from international projects. Substantially all of the contract amounts are payable in U.S. Dollars. For those contracts that are denominated in foreign currencies, the Company has entered into forward exchange contracts with banks to minimize the foreign currency exchange rate risks.

ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY
         DATA

TABLE OF CONTENTS


                                                                        Page
                                                                        ----


REPORT OF INDEPENDENT AUDITORS...........................................15

CONSOLIDATED FINANCIAL STATEMENTS
   Balance Sheets........................................................16
   Statements of Operations..............................................18
   Statements of Changes in Stockholders' Equity.........................19
   Statements of Cash Flows..............................................20
   Notes to Consolidated Financial Statements............................21

                         Report of Independent Auditors


Stockholders and Board of Directors
Aero Systems Engineering, Inc.

We have audited the accompanying consolidated balance sheets of Aero Systems Engineering, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aero Systems Engineering, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                   /s/ Ernst & Young LLP
Minneapolis, Minnesota
January 22, 1998

                 Aero Systems Engineering, Inc. and Subsidiaries

                           Consolidated Balance Sheets



                                                                                       DECEMBER 31
                                                                                 1997              1996
                                                                       ------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                             $      117,018    $     135,084
   Accounts receivable--billed contracts, net of allowances
     of $50,000 in 1997 and 1996, including retainages of
     $106,000 and $319,000 in 1997 and 1996, respectively                     4,766,849        5,139,417
   Costs and estimated earnings in excess of billings on uncompleted
     contracts                                                                8,340,914        3,977,135
   Inventories                                                                1,014,092        1,092,257
   Prepaid expenses                                                             113,532           96,068
   Deferred income tax benefit                                                  484,499          466,999
   Income tax receivable                                                         99,685           99,685
                                                                       ------------------------------------
Total current assets                                                         14,936,589       11,006,645

Property, plant and equipment--net                                            5,607,206        6,167,894

Non-compete agreement, net of accumulated amortization
   of $234,083 and $181,083 in 1997 and 1996,
   respectively                                                                  30,917           83,917

Investments                                                                           -          495,973



                                                                       ------------------------------------
Total assets                                                                 $20,574,712      $17,754,429
                                                                       ====================================


                 Aero Systems Engineering, Inc. and Subsidiaries


                                                                                       DECEMBER 31
                                                                                 1997              1996
                                                                       ------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of capital lease obligations                        $     138,114    $     125,510
   Current maturities of long-term debt to affiliated company                   800,000          800,000
   Notes payable                                                              6,135,121        5,436,335
   Accounts payable:
     Trade                                                                    4,716,027        1,260,748
     Affiliated companies                                                       719,727           63,227
   Billings in excess of costs and estimated earnings on
     uncompleted contracts                                                      228,489          391,766
   Accrued warranty and losses                                                  675,254          690,762
   Accrued salaries and wages                                                   663,958          797,451
   Income taxes payable                                                           4,924            4,734
   Other accrued liabilities                                                  1,025,826          899,092
                                                                       ------------------------------------
Total current liabilities                                                    15,107,440       10,469,625

Other liabilities:
   Deferred income taxes                                                        484,499          466,999
   Deferred revenue                                                                   -          495,973

Long-term debt to affiliated company, less current
   maturities
                                                                                400,000        1,200,000
Capital lease obligations, less current maturities                              332,865          471,191

Commitments and contingencies

Stockholders' equity:
   Common Stock, $.20 par value:
     Authorized shares - 3,000,000
     Issued and outstanding shares - 2,551,717 in
       1997 and 1996                                                            510,343          510,343
   Additional contributed capital                                               516,722          516,722
   Retained earnings                                                          3,222,843        3,623,576
                                                                       ------------------------------------
Total stockholders' equity                                                    4,249,908        4,650,641
                                                                       ------------------------------------
Total liabilities and stockholders' equity                                  $20,574,712      $17,754,429
                                                                       ====================================


SEE ACCOMPANYING NOTES.

                 Aero Systems Engineering, Inc. and Subsidiaries

                      Consolidated Statements of Operations


                                                           YEAR ENDED DECEMBER 31
                                                1997                 1996                1995
                                           ------------------------------------------------------
Earned revenue                             $ 25,032,452         $ 20,383,352         $ 26,037,288
Cost of earned revenue                       20,258,028           15,933,811           19,591,711
                                           ------------------------------------------------------
Gross profit                                  4,774,424            4,449,541            6,445,577

Operating expenses                            3,676,961            5,672,734            4,545,051
Research and development                        696,498              499,776              918,946
                                           ------------------------------------------------------
Operating profit (loss)                         400,965           (1,722,969)             981,580

Other income (expense):
   Interest income                                7,482                5,280               50,915
   Interest expense                            (750,773)            (751,547)            (816,417)
   Other                                        (50,895)             (53,518)              (3,950)
                                           ------------------------------------------------------
                                               (794,186)            (799,785)            (769,452)
                                           ------------------------------------------------------
(Loss) income before income taxes              (393,221)          (2,522,754)             212,128
Income tax expense                               (7,512)              (5,000)              22,640
                                           ------------------------------------------------------
Net (loss) income                          $   (400,733)        $ (2,527,754)        $    189,488
                                           ======================================================

Net (loss) income per common share         $       (.16)        $       (.99)        $        .07
                                           ======================================================
Weighted average common shares
  outstanding                                 2,551,717            2,551,717            2,551,717
                                           ======================================================



SEE ACCOMPANYING NOTES.

                 Aero Systems Engineering, Inc. and Subsidiaries

           Consolidated Statements of Changes in Stockholders' Equity




                                              COMMON STOCK                   ADDITIONAL
                                  -------------------------------------       PAID-IN          RETAINED
                                          SHARES            AMOUNT            CAPITAL          EARNINGS
                                  -----------------------------------------------------------------------
Balance at January 1, 1995               2,551,717         $510,343           $516,722        $5,961,842
   Net income                                    -                -                  -           189,488
                                  -----------------------------------------------------------------------
Balance at December 31, 1995             2,551,717          510,343            516,722         6,151,330
   Net loss                                      -                -                  -        (2,527,754)
                                  -----------------------------------------------------------------------
Balance at December 31, 1996             2,551,717          510,343            516,722         3,623,576
   Net loss                                      -                -                  -          (400,733)
                                  -----------------------------------------------------------------------
Balance at December 31, 1997             2,551,717         $510,343           $516,722        $3,222,843
                                  =======================================================================



SEE ACCOMPANYING NOTES.

                 Aero Systems Engineering, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                                  YEAR ENDED DECEMBER 31
                                                                          1997             1996              1995
                                                                  ---------------------------------------------------
OPERATING ACTIVITIES
Net (loss) income                                                 $  (400,733)        $(2,527,754)        $   189,488
Adjustments to reconcile to net cash provided by (used
   in) operating activities:
     Depreciation and amortization                                    927,298             984,891             923,329
     Decrease (increase) in assets:
        Accounts receivable                                           372,568           2,234,871          (2,612,715)
        Costs and estimated earnings in excess of billings
          on uncompleted contracts                                 (4,363,779)          3,700,729            (954,402)
        Inventories                                                    78,165             318,697            (239,311)
        Prepaid expenses                                              (17,464)             86,685              12,411
        Refundable income taxes                                          --                 3,474                --
     (Decrease) increase in liabilities:
        Accounts payable and accrued expenses                       4,089,512          (2,205,278)             32,908
        Income taxes payable                                              190               1,538               3,196
        Billings in excess of costs and estimated earnings
          on uncompleted contracts                                   (163,277)         (1,580,506)          1,224,011
                                                                  ---------------------------------------------------
Net cash provided by (used in) operating activities                   522,480           1,017,347          (1,421,085)

INVESTING ACTIVITIES
Capital expenditures                                                 (313,610)           (501,933)           (645,521)
Proceeds from sale of assets                                             --                  --                 1,000
Principal payments received on note receivable                           --                  --               335,059
                                                                  ---------------------------------------------------
Net cash used in investing activities                                (313,610)           (501,933)           (309,462)

FINANCING ACTIVITIES
Net borrowings under line of credit agreements                        698,786             506,758           2,388,956
Payment of notes payable                                                 --              (126,894)               --
Principal payments on borrowings from affiliates                     (800,000)           (800,000)           (800,000)
Principal payments under capital lease obligations                   (125,722)           (100,835)            (27,876)
                                                                  ---------------------------------------------------
Net cash (used in) provided by financing activities                  (226,936)           (520,971)          1,561,080
                                                                  ---------------------------------------------------

Net decrease in cash and cash equivalents                             (18,066)             (5,557)           (169,467)
Cash and cash equivalents at beginning of year                        135,084             140,641             310,108
                                                                  ---------------------------------------------------
Cash and cash equivalents at end of year                          $   117,018         $   135,084         $   140,641
                                                                  ===================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during year for:
   Interest                                                       $   750,773         $   772,093         $   815,071
   Income taxes                                                         5,400                (800)              6,449


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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                 Aero Systems Engineering, Inc. and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONTRACTS(CONTINUED)

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

On February 2, 1998, the Company's Board of Directors approved a three-for-two stock split effected in the form of a 50% common stock dividend. The stock split is contingent upon shareholder approval, at a special meeting of shareholders on March 4, 1998, of a proposal to amend the Company's articles of incorporation to increase the number of authorized shares of common stock. Financial information contained in this report has not been adjusted to reflect the impact of the common stock split.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards(SFAS) No. 128, EARNINGS PER SHARE, which requires companies to present basic earnings per share and diluted earnings per share, instead of the primary and fully diluted earnings per share that is currently required. The Company has a simple capital structure with only common stock outstanding; therefore, SFAS 128 had no impact on the Company.

WARRANTY POLICY

The Company's warranty policy generally provides for one-year coverage on defective equipment due to faulty design, workmanship, or nonconformity to specifications. Estimated warranty costs are recorded when revenues are recognized.

                 Aero Systems Engineering, Inc. and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LONG-LIVED ASSETS

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

DEPRECIATION

Property, plant and equipment are recorded at cost and depreciated over their estimated useful lives of three to forty years using straight-line and accelerated methods. Depreciation expense includes the amortization of capital lease assets.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used in estimating the indicated fair values of financial instruments:
    Cash and cash equivalents: The carrying amount approximates fair value because of the short maturity of those instruments.
     Short-term and Long-term debt: The fair value is estimated based on current rates offered for similar debt, which approximates carrying value.
    Foreign Currency Contracts: The fair values of foreign currency contracts (used for hedging purposes) are estimated by obtaining quotes from banks. At December 31, 1997 and 1996, there were no carrying amounts related to foreign currency contracts in the consolidated balance sheets. The unrealized gains (losses) related to such contracts were not material to the consolidated financial statements.

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

                 Aero Systems Engineering, Inc. and Subsidiaries

2. ASSET ACQUISITION

In connection with the 1993 acquisition of FluiDyne Engineering Corporation ("FluiDyne") the Company paid $265,000 for a five-year covenant not to compete on the part of FluiDyne and an executive officer of FluiDyne. This covenant is being amortized over the life of the agreements. The Company also agreed to pay to FluiDyne royalties calculated on the basis of revenue earned during the period from August 1, 1993 through July 31, 1995. No royalties were earned under this agreement during 1995. In addition, the Company acquired a collaboration and license agreement that calls for a foreign entity to pay the Company a 5% royalty on the value of certain components manufactured by the foreign entity with the use of FluiDyne technology. Advances received for future royalties of $495,973 have been reflected as deferred revenue in the accompanying consolidated balance sheet as of December 31, 1996. The Company acquired a stripped (zero coupon) United States Treasury bond which was used to repay the royalty advance because none was earned.

3. CONTRACTS IN PROCESS


                                                                     YEAR ENDED DECEMBER 31
                                                                      1997              1996
                                                              ------------------------------------

Costs incurred on uncompleted contracts                            $30,230,851      $24,721,747
Estimated earnings thereon                                           7,800,319        8,367,209
                                                              ------------------------------------
Total billable on uncompleted contracts                             38,031,170       33,088,956
Less billings applicable thereto                                    29,918,745       29,503,587
                                                              ------------------------------------
                                                                   $ 8,112,425     $  3,585,369
                                                              ====================================

Included in the accompanying balance sheet under the
   following captions:
     Costs and estimated earnings in excess of billings on
       uncompleted contracts                                       $ 8,340,914     $  3,977,135

     Billings in excess of costs and estimated earnings on
       uncompleted contracts                                           228,489          391,766
                                                              ------------------------------------
                                                                   $ 8,112,425     $  3,585,369
                                                              ====================================


                 Aero Systems Engineering, Inc. and Subsidiaries

3. CONTRACTS IN PROCESS(CONTINUED)

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

In August 1993, the Company entered into a subcontract with Opron Inc. ("Opron"), a Quebec company, which was the prime contractor on a jet engine test cell project. Late in 1995, a dispute arose between the Company and Opron, which has resulted in a withdrawal against an existing letter of credit. Funds under the letter of credit were advanced by Celsius AB, and are included in Accounts Payable to Affiliated Companies in the consolidated balance sheet at December 31, 1997. The Company believes that Opron's claims are excessive. In addition, this claim is partly offset by unpaid subcontract costs which are included in Costs on uncompleted contracts. Management does not expect the resolution of the dispute to have a material adverse effect on the Company's financial position or results of operations.

CONCENTRATIONS OF CREDIT RISK

At December 31, 1997, the Company had certain concentrations of credit risk with approximately $4,446,118 of unbilled charges and approximately $1,957,997 of accounts receivable from six customers, which are partially secured by letters of credit.


4. INVENTORIES

Inventories consist of the following:

                                                      DECEMBER 31
                                                  1997            1996
                                        ------------------------------------

   Materials and supplies                     $  592,321      $   685,276
   Projects-in-process                           421,771          406,981
                                        ------------------------------------
                                              $1,014,092       $1,092,257
                                        ====================================

                 Aero Systems Engineering, Inc. and Subsidiaries

5. PROPERTY, PLANT AND EQUIPMENT

                                                      DECEMBER 31
                                                 1997             1996
                                        ------------------------------------

Land                                       $     486,105    $     486,105
Buildings                                      3,025,460        3,025,460
Furniture, fixtures and equipment              6,371,045        6,130,459
Wind tunnels and instrumentation               2,658,346        2,590,843
Building improvements                          1,303,522        1,298,001
                                        ------------------------------------
                                              13,844,478       13,530,868
Less accumulated depreciation                 (8,237,272)      (7,362,974)
                                        ------------------------------------
Property, plant and equipment--net         $   5,607,206    $   6,167,894
                                        ====================================

6. NOTES PAYABLE

At December 31, 1997, the Company had borrowings of $6,135,000 on a $6,000,000 line of credit with a bank bearing interest at a variable rate (9.5% at December 31, 1997). As of December 31, 1997, the Company had fully utilized the available borrowings on this line of credit. Although the line of credit has a $6,000,000 limit, Celsius Inc. has allowed the Company to exceed this limit for short periods of time. The portion over $6,000,000 is assessed a higher interest rate of 11.5%.

Funds provided under this credit line are actually provided by Celsius Inc. and ultimately from AB Celsius Finance. A first security interest in all assets of the Company has been granted to Celsius Inc., and a fee is paid through Celsius Inc.

At December 31, 1996, the Company had borrowings of $5,436,335 on a $6,000,000 line of credit with a bank bearing interest at the bank's reference rate.

During 1997 and 1996 the average borrowings on these lines of credit were $5,346,000 and $4,704,000 with weighted average interest rates during the year of 9.59% and 9.40%, respectively.

On February 15, 1994, the Company borrowed $4,000,000 from Celsius Inc. over a five year term bearing interest at the rate of 6.7%. This loan was used to reduce the Company's short-term borrowings under its line of credit. Currently, $1,200,000 of the loan is outstanding of which $400,000 is classified as long-term with the remaining $800,000 classified as short-term. The loan is secured by a mortgage on the Company's facilities. Principal and interest is due in semi-annual installments that began August 15, 1994 and will extend through February 15, 1999.

                 Aero Systems Engineering, Inc. and Subsidiaries

7. INCOME TAXES

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                      DECEMBER 31
                                                   1997          1996
                                              --------------------------
Deferred tax assets:
  Contract related costs                      $   278,000    $   291,000
  Warranty costs                                  148,000        148,000
  Vacation accrual                                131,000        123,000
  Inventory and receivable reserves               162,000        179,000
  Net operating loss carryforward               1,644,000      1,467,000
                                              --------------------------
Total deferred tax assets                       2,363,000      2,208,000

Valuation allowance for deferred tax assets    (1,871,000)    (1,728,000)
                                              --------------------------
Net deferred tax assets                           492,000        480,000

Deferred tax liabilities:
  Tax over book depreciation                      484,000        467,000
  Other                                             8,000         13,000
                                              --------------------------
Total deferred tax liabilities                    492,000        480,000
                                              --------------------------
Net deferred taxes                            $         -    $         -
                                              ==========================


The net operating loss carryforward of $4,444,000 will expire in the year 2010. The components of income tax expense for the years ended December 31 are:

                          1997             1996              1995
                 ------------------------------------------------------

   Current              $ 7,512           $ 5,000         $  22,640
   Deferred                   -                 -                 -
                 ------------------------------------------------------
                        $ 7,512           $ 5,000         $  22,640
                 ======================================================

                 Aero Systems Engineering, Inc. and Subsidiaries

7. INCOME TAXES(CONTINUED)

Total income tax expense differs from taxes computed by applying the United States statutory federal income tax rate as follows:

                                                 YEAR ENDED DECEMBER 31
                                             1997         1996         1995
                                          ------------------------------------

Income taxes at 34%                       $(133,695)   $(857,736)   $  72,123
State taxes, net of federal benefit           4,960        1,848        6,386
Foreign sales corporation tax (benefit)        --           --         12,963
Change in valuation allowance               131,247      848,709      (70,926)
Other                                         5,000       12,179        2,094
                                          ------------------------------------
                                          $   7,512    $   5,000    $  22,640
                                          ====================================

8. LEASE OBLIGATIONS

The Company has capitalized leases which expire through 2002. The capitalized cost at both December 31, 1997 and 1996 was $840,882, less accumulated amortization of $315,987 and $235,989, respectively. In 1996, the Company acquired equipment financed with capitalized leases aggregating $414,912. One capitalized lease agreement, which relates to a warehouse facility in St. Paul, Minnesota, contains several purchase options at various times during the lease period. The most favorable option occurs at the end of the lease period when the Company may purchase the facility for approximately $95,000.

The Company also has a number of operating lease agreements primarily involving manufacturing and warehouse space and office equipment, which expire on various dates through 2003. Total rental expense under operating leases for occupancy and equipment was approximately $132,000, $144,000 and $177,000 for 1997, 1996 and 1995, respectively.

                 Aero Systems Engineering, Inc. and Subsidiaries

8. LEASE OBLIGATIONS(CONTINUED)

Following is a schedule of future minimum lease payments:

                                               CAPITAL          OPERATING
                                               LEASES             LEASES
                                        ------------------------------------
   Years ending December 31:
     1998                                     $ 175,581       $  126,685
     1999                                       124,917          131,343
     2000                                        92,652          118,150
     2001                                        58,260           67,352
     2002                                       122,349           67,352
     Thereafter                                                   16,838
                                        ------------------------------------
   Total minimum lease payments                 573,759        $ 527,720
                                                         ===================
   Less amount representing interest            102,780
                                        ------------------
   Present value                                470,979
   Less principal amount due currently          138,114
                                        ------------------
                                              $ 332,865
                                        ==================

9. CONTINGENCIES AND COMMITMENTS

Guarantees of approximately $10,469,000 were outstanding at December 31, 1997 to various customers as bid bonds or in exchange for down payments or warranty performance bonds.

10. RETIREMENT/SAVINGS PLAN

The Company has a Retirement/Savings Plan which qualifies under Section 401(k) of the Internal Revenue Code and covers all employees. Members of the Plan who have completed at least twelve consecutive months of service, during which they have worked at least 1,000 hours, are eligible for the employer matching contribution. Contributions up to 6% of the employees' compensation are matched at a rate of 50% by the Company. Company contributions to the plan for the years ended December 31, 1997, 1996 and 1995 were $193,000, $218,000 and $206,000, respectively.

11. RELATED PARTY TRANSACTIONS

At December 31, 1997 and 1996, Celsius Inc. owned 2,041,782 shares of the Company's common stock. This amount represents 80% of the voting shares outstanding. Celsius Inc. is a wholly-owned subsidiary of Celsius AB, a Swedish holding company.

                 Aero Systems Engineering, Inc. and Subsidiaries

11. RELATED PARTY TRANSACTIONS(CONTINUED)

Celsius Inc. and its affiliated companies provide certain administrative support services to the Company and the Company is charged a fee for such services.

Transactions with affiliates are summarized as follows:

                                           YEAR ENDED DECEMBER 31
                                   1997             1996              1995
                            ---------------------------------------------------

   Interest expense                 $65,000          $117,000         $121,000

   Administrative charges           $65,000         $  86,000        $  84,000

12. SEGMENT INFORMATION

The Company operates primarily in one business segment relating to engine and aerodynamic test facilities. This segment represented more than 90% of consolidated revenue, operating profit and identifiable assets during 1997. The Company's operations are structured to achieve consolidated objectives. As a result, significant inter-dependencies and overlaps exist among the Company's operating units.

Export sales were $11,265,844, $9,512,160 and $12,306,218 for 1997, 1996 and
1995, respectively.

Information concerning major customers with sales greater than 10% of total sales for the years ended December 31:

                                            1997            1996        1995
                                         ---------------------------------------
Sales to domestic customers:
  United States federal government       $5,194,158      $6,289,664  $9,989,460

  Commercial customers:
            (1 customer in 1997)          4,561,789               -           -
                                         =======================================
                                         $9,755,947      $6,289,664  $9,989,460
                                         =======================================

Sales to foreign customers:
  Government-owned (1 customer in 1996)  $        -      $3,260,238  $        -

                                         ---------------------------------------
                                         $        -      $3,260,238  $        -
                                         =======================================

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10 through ITEM 13

Items 10 through 13 of this Annual Report on Form 10-K are omitted because the Company intends to file on or before April 13, 1998 a definitive proxy statement conforming to Schedule 14A involving the election of directors. Certain information set forth in such proxy statement is hereby incorporated by reference into this Annual Report on Form 10-K as Items 10, 11, 12 and 13 of
Part III.

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

                                         Aero Systems Engineering, Inc.
                                         (Registrant)

                                                  /s/
____________________                     By__________________________
Date                                     Dr. Leon Ring,
                                         President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                                  /s/
--------------------                     ---------------------------------
Date                                     Dr. Leon Ring,
                                         President and Chief Executive Officer,
                                           Director

                                                  /s/
--------------------                     ---------------------------------
Date                                     Christer Persson, Chairman of the Board

                                                  /s/
--------------------                     ---------------------------------
Date                                     A. L. Maxson, Director


--------------------                     ---------------------------------
Date                                     Robert A. Davis, Director

                                                  /s/
------------------                       ---------------------------------
Date                                     Richard A. Hoel, Director

                                                  /s/
--------------------                     ---------------------------------
Date                                     Steven R. Hedberg,
                                                Chief Financial Officer