Form 10-Q
period 1998-03-31
AERO SYSTEMS ENGINEERING INC
filed 1998-05-14
CIK 2589

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended March 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from ____________ to _____________

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

                                 Yes _X_       No ___


         As of March 31, 1998, 3,827,573 shares of common stock, par value $.20 per share, were outstanding.

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)

                                    Form 10-Q


                          Quarter Ended March 31, 1998


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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   March 31,     December 31,
                     ASSETS                          1998            1997
                                                   -------         -------
                                                 (Unaudited)        (Note)
                                             (000's omitted, except share data)
CURRENT ASSETS

Cash and cash equivalents                          $    50         $   117
Accounts Receivable, net                             6,958           4,767
Costs and Estimated Earnings in
         Excess of Billings on Uncompleted
         Contracts                                   7,372           8,341
Inventories:
         Materials and Supplies                        604             592
         Projects in Process                           492             422
Prepaid Expenses                                        79             114
Deferred Income Tax Benefit                            484             484
Income Tax Receivable                                  100             100
                                                   -------         -------

         Total Current Assets                       16,139          14,937

LONG TERM ASSETS

Land                                                   486             486
Buildings                                            3,025           3,025
Furniture, Fixtures, & Equipment                     6,407           6,371
Wind Tunnels & Instrumentation                       2,658           2,658
Building Improvements                                1,331           1,304
                                                   -------         -------
                                                    13,907          13,844
Less Accumulated Depreciation                        8,512           8,237
                                                   -------         -------
Property, Plant, and Equipment, net                  5,395           5,607

Non-Compete Agreement, net                              23              31
                                                   -------         -------

         Total Long Term Assets                      5,418           5,638

Total Assets                                       $21,557         $20,575
                                                   =======         =======

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsuis Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (continued)

                                                   March 31,     December 31,
                  LIABILITIES                        1998            1997
                                                   -------         -------
                                                 (Unaudited)        (Note)
                                             (000's omitted, except share data)
CURRENT LIABILITIES

Current Maturities of
          Capital Lease Obligations                   $   138      $   138
Current Maturities of Long-Term
          Debt to Affiliated Companies                    800          800
Notes Payable                                           7,065        6,135
Accounts Payable:
          Trade                                         4,475        4,716
          Affiliated Companies                            740          720
Billings in Excess of Costs and Estimated
          Earnings on Uncompleted Contracts               496          229
Accrued Warranty and Losses                               675          675
Accrued Salaries and Wages                                738          664
Income Taxes Payable                                        4            5
Other Accrued Liabilities                               1,322        1,026
                                                      -------      -------

          Total Current Liabilities                    16,453       15,108

OTHER LIABILITIES

Deferred Income Taxes                                     484          484
Long Term Debt to Affiliated Company,
          Less Current Maturities                           0          400
Capital Lease Obligations,
          Less Current Maturities                         300          333
Commitments and Contingencies                               0            0

STOCKHOLDERS' EQUITY

Common Stock - Authorized 10,000,000 Shares
          of $.20 Par Value; Issued 3,827,573 on
          March 31, 1998 and December 31, 1997            766          510

Additional Contributed Capital                            261          517
Retained Earnings                                       3,293        3,223
                                                      -------      -------

          Total Stockholders' Equity                    4,320        4,250
                                                      -------      -------

Total Liabilities and Stockholders' Equity            $21,557      $20,575
                                                      =======      =======


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited, 000's omitted)

                                                    Three Months Ended
                                                        March 31,
                                                 1998                1997
                                               ---------------------------

Earned Revenue                                 $ 7,054             $ 3,643
Cost of Earned Revenue                           5,588               2,985
                                               -------             -------

             Gross Profit                        1,466                 658

Operating Expenses                               1,174               1,209
                                               -------             -------

             Operating Profit (Loss)               292                (551)

Other Income (Expense)
             Interest Expense                     (219)               (192)
             Other                                  (3)                 19
                                               -------             -------
                                                  (222)               (173)
                                               -------             -------

Income (Loss) Before Income Taxes                   70                (724)

Income Tax Expense (Benefit)                        --                  --
                                               -------             -------

             Net Income (Loss)                 $    70             $  (724)
                                               =======             =======

NET INCOME (LOSS) PER SHARE                    $  0.02             $ (0.19)
                                               =======             =======

Dividends per Share                               None                None

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, 000's omitted)

                                                                         Three Months Ended
                                                                              March 31,
                                                                         1998          1997
                                                                       ---------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                      $    70       $  (724)
Adjustment to reconcile net income (loss)
       to net cash provided (used) by operating activities:
           Depreciation and Amortization                                   283           270
           (Increase) Decrease in Assets:
               Accounts Receivable                                      (2,191)        2,005
               Cost and Estimated Earnings in Excess of
                  Billings on Uncompleted Contracts                        969        (1,653)
               Inventories                                                 (82)         (314)
               Prepaid Expenses                                             35            26
           Increase (Decrease) in Liabilities:
               Accounts Payable and Accrued Expenses                       148           176
               Billings in Excess of Costs and Estimated Earnings
                  on Uncompleted Contracts                                 267           147
                                                                       -------       -------
       Net Cash Provided (Used) by
           Operating Activities                                           (501)          (67)

CASH FLOW FROM INVESTING ACTIVITIES:
           Capital Expenditures                                            (63)         (102)
                                                                       -------       -------
       Net Cash Used in Investing Activities                               (63)         (102)

CASH FLOW FROM FINANCING ACTIVITIES:
           Net Borrowings under Line of Credit Agreement                   930           564
           Principal Payments under Capital Lease Obligations              (33)          (30)
           Principal Payments on Borrowings From Affiliates               (400)         (400)
                                                                       -------       -------
       Net Cash Provided (Used) by Financing Activities                    497           134

                                                                       -------       -------
NET CHANGE IN CASH                                                         (67)          (35)

CASH AT BEGINNING OF YEAR                                                  117           135
                                                                       -------       -------
CASH AT END OF QUARTER                                                 $    50       $   100
                                                                       =======       =======


                 AERO SYSTEMS ENGINEERING, INC. -- CONSOLIDATED
                          (Subsidiary of Celsius Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited, 000's omitted)
                                 March 31, 1998

NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B - CONTRACTS IN PROCESS
      Information with respect to contracts in process follows:

                                                           March 31,  March 31,
                                                             1998       1997
                                                           -------    -------

      Costs Incurred on Uncompleted Contracts              $34,911    $23,162
      Estimated Earnings Thereon                             8,829      8,807
                                                           -------    -------

      Total Earned Revenue on Uncompleted Contracts         43,740     31,969
      Less Billings Applicable thereto                      36,864     26,878
                                                           -------    -------

                                                           $ 6,876    $ 5,091
                                                           =======    =======

      Included in Accompanying Balance Sheet
        Under Following Captions:
              Costs and Estimated Earnings in Excess of
                 Billings on Uncompleted Contracts         $ 7,372    $ 5,630
              Billings in Excess of Costs and Estimated
                 Earnings on Uncompleted Contracts             496        539
                                                           -------    -------

                                                           $ 6,876    $ 5,091
                                                           =======    =======

NOTE C - CONTINGENCIES AND COMMITMENT

      Guarantees of approximately $ 7,612,313 were outstanding on March 31, 1998 to various customers as bid bonds or in exchange for down payments or warranty performance bonds.

NOTE D - Earnings Per Share

      The Company completed a three-for-two stock split during March ,1998. This resulted in the number of outstanding shares increasing from 2,557,717 to 3,827,573 during this period. The financial information in this report has been restated to reflect this stock split.

                         AERO SYSTEMS ENGINEERING, INC.
                         (A Subsidiary of Celsius Inc.)


Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

Financial Condition

First quarter 1998 (All dollar amounts are in thousands.)

Worldwide revenue for the first quarter 1998 totaled $7,054, which was a 94% increase from $3,643 in the first quarter of last year. Net Income for the first quarter was $70 as compared to a first quarter loss of $724 last year.

The revenue increase was attributable to the improved backlog going into 1998 compared to the low backlog at the start of 1997.

Backlog of orders as of March 31, 1998 was $12,040 as compared with $14,278 and $17,010 as of December 31, 1997 and March 31, 1997, respectively. This 16% decrease from year-end was related to lower order receipts during the first quarter 1998. The first quarter experienced significant proposal activity, which should result in second quarter backlog improvement.

Cost of earned revenue for the first quarter, which includes manufacturing and engineering costs, was 79% as compared to 82% during the same period of last year. The decrease is a result of improved project profitability and operational effectiveness. For the total year, the Company expects margins to be comparable to March 1998 year-to-date margin of 79%.

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

Selling, general and administrative expenses of $1,126 were 16% of revenues during the first quarter 1998 as compared to $1,082 and 30% during the same period of last year. This increase of $44 or 4% was primarily related to significant bid and proposal activity in the first quarter 1998.

Research and development expenses were $48 during the first quarter as compared to $127 in the same period in 1997. This decrease of $79 or 62% was a result of project work consuming available technical resources. During 1998, additional R & D will be incurred for continued enhancements to the ASE2000 in order to maintain a leadership role in the marketplace.

Capital expenditures were $63 as compared to $102 for the same period of last year. This decrease of $39 is attributed to a reduced need for technology improvements due to investments made in 1997. It is expected that for the remainder of 1998, additional capital expenditures will be used to complete the enhancement at the AeroTest Laboratory, additional equipment will be purchased for R & D projects, engineering departments, and replacing the main computer system.

                         AERO SYSTEMS ENGINEERING, INC.
                         (A Subsidiary of Celsius Inc.)


The Company has completed an assessment of the impact of the Year 2000 on its computer systems and is planning on replacing certain systems and software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated at approximately $350, which includes $225 for the purchase of new hardware and software that will be capitalized and $125 that will be expensed as incurred. To date, the Company has incurred little of this cost since it is currently in the vendor selection phase. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

Interest expense of $219 was incurred during the quarter as compared to $192 from the same period in the prior year. The average rate of interest on short-term borrowings has had little change and the average amount of borrowings outstanding has increased during the first quarter as compared to the first quarter of last year.

Accounts receivable at the end of the first quarter was $6,958 as compared with the year end balance of $4,767. This increase of $2,191 was due mainly to invoice timing on several large contracts.

Accounts payable and accrued expenses at the end of the first quarter increased $148 or 2% as compared to the year end balance. This was primarily due to the increase of expenditures on new contracts.

Notes payable balance was $7,065 as compared to the year end balance of $6,135, which is an increase of $930 or 15%. This increase is primarily the result of timing of project expenditures as compared to invoicing milestones.

Costs and estimated earnings in excess of billings on uncompleted contracts at the end of the first quarter decreased $969 or 12%, to $7,372 as compared with the year-end balance. The Company recognizes profit on long-term projects on the percentage of completion basis, which permits earned revenue to be recognized prior to the time that progress payments are billed. When this occurs, amounts are added to this asset account for the recognition of earned revenue prior to the billing of progress payments. The decrease since year-end is due to achieving billing milestones related to the contracts. Billings are a function of contract terms and do not necessarily relate to the percentage of completion of a project.

The Company operates on a global basis and during an average year, generates 50%
- 65% of its revenues from international customers. This trend has continued for the last five years as foreign airlines and government agencies purchase products that ASE designs and produces. Most of the Company's contracts are denominated in U.S. dollars, however a few of them are denominated in the customer's local currency. Therefore, the Company has entered into several foreign exchange forward contracts having maturates within the next eighteen months. The face amounts represent U.S. dollar equivalents of a non-U.S. dollar denominated forward contract. The amounts at risk are not material and the Company has the financial ability to generate cash flows to offset the expected gain or losses when the contracts mature.

                         AERO SYSTEMS ENGINEERING, INC.
                         (A Subsidiary of Celsius Inc.)


The Company has consistently relied upon bank credit lines during recent years as a source of its working capital resources and liquidity. Funds under these lines of credit are actually provided by Celsius Inc. and ultimately are guaranteed by AB Celsius Finance, the financial division of Celsius AB, a Swedish corporation. Celsius Inc., a United States corporation, is a wholly owned subsidiary of Celsius AB. Celsius Inc. owns approximately 80% of the outstanding shares of common stock of ASE. A first security interest in all assets of ASE has been granted to Celsius, Inc., and a fee is paid through Celsius, Inc.

ASE currently has bank lines of credit, which enable it to borrow up to a total of $6,000. As of March 31, 1998 $7,065 was used with no available balance remaining. Although the line of credit has a $6,000 limit, Celsius Inc. has allowed the Company to exceed this limit for short periods of time. The portion over $6,000 is assessed a higher interest rate of 11.5%. The Company believes that these bank lines of credit, along with cash flows from continuing operations, are adequate to support the Company's cash needs for the immediate future.

Highly competitive market conditions have minimized the margins on new contracts. Productivity improvements and cost reduction programs are continually being initiated to increase margins. The Company received ISO9001 certification in 1997, an international quality systems standard. This is expected to enhance our marketing effort on an international basis.

Looking ahead throughout the remainder of 1998, the proposals submitted in the first quarter of 1998 are expected to result in a significant backlog increase during the second quarter. This should allow continued profitability in 1998, and a strong backlog position going in to 1999.

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

      (a) In August 1993 the Company entered into a subcontract with Opron Inc. ("Opron"), a Quebec company, which was the prime contractor on a jet engine test cell project. Late in 1995, a dispute arose between the Company and Opron, which has resulted in a withdrawal against an existing CDN $872,042 Letter of Credit. The Company believes that Opron's claims are excessive. In addition, this claim is partly offset by unpaid subcontract costs. Management does not expect resolution of this dispute to have a material adverse effect on the business, assets, financial condition, results of operations or prospects of the Company.

Item 4: Submission of Matters to a Vote of Security Holders

      (a) On March 4th, 1998 a special meeting of shareholders of the Company was held at its St. Paul, Minnesota headquarters to vote on a Board resolution passed on February 2nd, 1998 to amend the Articles of Incorporation of the Company to increase the authorized shares from 3,000,000 to 10,000,000 shares. This amendment would allow for a sufficient number of shares for the three-for-two stock split approved by the Board. On motion duly made and carried by a margin of 2,041,782 shares in favor, 0 shares against and 0 shares abstaining, the amendment to the Company's Articles of Incorporation was approved.

Item 6: Exhibits and Reports on Form 8-K

      (a) Exhibit 1: Articles of Incorporation, as amended, March 4, 1998, Filed herewith. Exhibit 2: Bylaws, as amended, March 23, 1994, Filed herewith.

      (b) No current reports on Form 8-K were filed during the quarter ended March 31, 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date:       May 13, 1998              /s/ Leon Ring
                                      -----------------------
                                      Dr. Leon Ring, President and CEO

                                      /s/ Steven R. Hedberg
                                      -----------------------
                                      Steven R. Hedberg, Chief Financial Officer