Form 10-Q
period 1998-06-30
AERO SYSTEMS ENGINEERING INC
filed 1998-08-11
CIK 2589

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended June 30, 1998

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from __________ to __________

         Commission file number 0-7390

                         Aero Systems Engineering, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Minnesota                                           41-0913117
         -----------------------------------------------------------------------
         (State or other jurisdiction of                     (I.R.S  Employer
         incorporation or organization)                      Identification No.)

         358 East Fillmore Avenue,  St. Paul,  Minnesota     55107
         -----------------------------------------------------------------------
         (Address of principal executive offices)            (Zip Code)

         Registrant's telephone number, including area code 651-227-7515
                                                            ------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes _X_     No ___

         As of June 30, 1998, 3,827,573 shares of common stock, par value $.20 per share, were outstanding.

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)

                                    Form 10-Q


                           Quarter Ended June 30, 1998

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   June 30,       December 31,
                     ASSETS                          1998            1997
                                                   -------         -------
                                                 (Unaudited)        (Note)
                                             (000's omitted, except share data)
CURRENT ASSETS

Cash and Cash Equivalents                          $    51         $   117
Accounts Receivable, net                             6,054           4,767
Costs and Estimated Earnings in
         Excess of Billings on Uncompleted
         Contracts                                   6,034           8,341
Inventories:
         Materials and Supplies                        591             592
         Projects in Process                           460             422
Prepaid Expenses                                         0             114
Deferred Income Tax Benefit                            484             484
Income Tax Receivable                                  100             100
                                                   -------         -------

         Total Current Assets                       13,774          14,937

LONG TERM ASSETS

Land                                                   486             486
Buildings                                            3,025           3,025
Furniture, Fixtures, & Equipment                     6,494           6,371
Wind Tunnels & Instrumentation                       2,658           2,658
Building Improvements                                1,331           1,304
                                                   -------         -------
                                                    13,994          13,844
Less Accumulated Depreciation                        8,787           8,237
                                                   -------         -------
Property, Plant, and Equipment, net                  5,207           5,607

Non-Compete Agreement, net                              15              31
                                                   -------         -------

         Total Long Term Assets                      5,222           5,638
                                                   -------         -------

Total Assets                                       $18,996         $20,575
                                                   =======         =======

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsuis Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (continued)

                                                      June 30,   December 31,
                   LIABILITIES                          1998         1997
                                                      -------      -------
                                                    (Unaudited)     (Note)
                                              (000's omitted, except share data)
CURRENT LIABILITIES

Current Maturities of
          Capital Lease Obligations                   $   138      $   138
Current Maturites of Long-Term
          Debt to Affiliated Companies                    800          800
Notes Payable                                           5,996        6,135
Accounts Payable:
          Trade                                         2,761        4,716
          Affiliated Companies                            780          720
Billings in Excess of Costs and Estimated
          Earnings on Uncompleted Contracts               773          229
Accrued Warranty and Losses                               681          675
Accrued Salaries and Wages                                743          664
Income Taxes Payable                                        3            5
Other Accrued Liabilities                               1,155        1,026
                                                      -------      -------

          Total Current Liabilities                    13,830       15,108

OTHER LIABILITIES

Deferred Income Taxes                                     484          484
Long Term Debt to Affiliated Company,
          Less Current Maturities                           0          400
Capital Lease Obligations,
          Less Current Maturities                         266          333
Commitments and Contingencies

STOCKHOLDERS' EQUITY

Common Stock - Authorized 10,000,000 Shares
          of $.20 Par Value; Issued 3,827,573 on
          June 30, 1998 and December 31, 1997             766          510

Additional Contributed Capital                            261          517
Retained Earnings                                       3,389        3,223
                                                      -------      -------

          Total Stockholders' Equity                    4,416        4,250
                                                      -------      -------

Total Liabilities and Stockholders' Equity            $18,996      $20,575
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

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius, Inc.)

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited, 000's omitted)


                                     Three Months Ended       Six Months Ended
                                           June 30                 June 30
                                      1998        1997        1998        1997
                                   --------------------    ---------------------

Earned Revenue                     $  6,495    $  5,508    $ 13,549    $  9,151
Cost of Earned Revenue                5,127       4,198      10,715       7,183
                                   --------    --------    --------    --------

      Gross Profit                    1,368       1,310       2,834       1,968

Operating Expenses                    1,065       1,285       2,239       2,494
                                   --------    --------    --------    --------

      Operating Profit (Loss)           303          25         595        (526)

Other Income (Expense)
      Interest Expense                 (217)       (204)       (436)       (396)
      Other                              10         (57)          7         (38)
                                   --------    --------    --------    --------
                                       (207)       (261)       (429)       (434)
                                   --------    --------    --------    --------

Income (Loss) Before Income Taxes        96        (236)        166        (960)

Income Tax Expense (Benefit)             --          --          --          --
                                   --------    --------    --------    --------

      Net Income (Loss)            $     96    $   (236)   $    166    $   (960)
                                   ========    ========    ========    ========

NET INCOME ( LOSS) PER SHARE       $   0.03    $  (0.06)   $   0.04    $  (0.25)
                                   ========    ========    ========    ========

Dividends per Share                    None        None        None        None

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, 000's omitted)

                                                                          Six Months Ended
                                                                              June 30,
                                                                         1998          1997
                                                                       -------       -------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                      $   166       $  (960)
Adjustment to reconcile net income (loss)
        to net cash provided (used) by operating activities:
           Depreciation and Amortization                                   566           540
           (Increase) Decrease in Assets:
               Accounts Receivable                                      (1,287)          367
               Cost and Estimated Earnings in Excess of
                  Billings on Uncompleted Contracts                      2,307          (931)
               Inventories                                                 (37)          139
               Prepaid Expenses                                            114            96
           Increase (Decrease) in Liabilities:
               Accounts Payable and Accrued Expenses                    (1,683)          344
               Billings in Excess of Costs and Estimated Earnings
                  on Uncompleted Contracts                                 544         1,477
                                                                       -------       -------
        Net Cash Provided (Used) by
           Operating Activities                                            690         1,072

CASH FLOW FROM INVESTING ACTIVITIES:
           Capital Expenditures                                           (150)         (178)
                                                                       -------       -------
        Net Cash Used in Investing Activities                             (150)         (178)

CASH FLOW FROM FINANCING ACTIVITIES:
           Net Borrowings under Line of Credit Agreement                  (139)         (548)
           Principal Payments under Capital Lease Obligations              (67)          (61)
           Principal Payments on Borrowings From Affiliates               (400)         (400)
                                                                       -------       -------
        Net Cash Provided (Used) by Financing Activities                  (606)       (1,009)

                                                                       -------       -------
NET CHANGE IN CASH                                                         (66)         (115)

CASH AT BEGINNING OF YEAR                                                  117           135
                                                                       -------       -------
CASH AT END OF QUARTER                                                 $    51       $    20
                                                                       =======       =======

                 AERO SYSTEMS ENGINEERING , INC. -- CONSOLIDATED
                          (Subsidiary of Celsius Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited, 000's omitted)
                                 June 30, 1998

NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ending June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B - CONTRACTS IN PROCESS

      Information with respect to contracts in process follows:

                                                         June 30,       June 30,
                                                           1998           1997
                                                         -------        -------

      Costs Incurred on Uncompleted Contracts            $38,930        $25,995
      Estimated Earnings Thereon                           9,529          9,582
                                                         -------        -------

      Total Earned Revenue on Uncompleted Contracts       48,459         35,577
      Less Billings Applicable Thereto                    43,198         32,538
                                                         -------        -------

                                                         $ 5,261        $ 3,039
                                                         =======        =======

      Included in Accompanying Balance Sheet
         Under Following Captions:
            Costs and Estimated Earnings in Excess of
             Billings on Uncompleted Contracts           $ 6,034        $ 4,908
            Billings in Excess of Costs and Estimated
             Earnings on Uncompleted Contracts               773          1,869
                                                         -------        -------

                                                         $ 5,261        $ 3,039
                                                         =======        =======

NOTE C - CONTINGENCIES AND COMMITMENT

      Guarantees of approximately $ 8,702,668 were outstanding on June 30, 1998 to various customers as bid bonds or in exchange for down payments or warranty performance bonds.

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

                         AERO SYSTEMS ENGINEERING, INC.
                         (A Subsidiary of Celsius Inc.)


Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

Financial Condition

Second quarter 1998 (All dollar amounts are in thousands.)

Worldwide revenue for the second quarter 1998 totaled $6,495, which was a 15% increase from $5,508 the second quarter of last year. Net Income for the second quarter was $96 as compared to a second quarter loss of $236 last year.

The revenue increase was attributable to the improved backlog going into 1998 compared to the low backlog at the start of 1997.

Backlog of orders as of June 30, 1998 was $11,151 as compared with $14,278 and $21,063 as of December 31, 1997 and June 30, 1997, respectively. This 22% decrease from year-end was related to lower order receipts during the first half of 1998. The backlog as of June 30, 1998 does not include the NASA second quarter task order contract award with a potential value of $38 million over five years. As the firm definitive task orders are issued under this contract, they will be included in the backlog calculation. The first and second quarter experienced significant proposal activity, which will result in a third quarter backlog improvement.

Cost of earned revenue for the second quarter, which includes manufacturing and engineering costs, was 79% as compared to 76% during the same period of last year. For the total year, the Company expects margins to be comparable to June 1998 year-to-date margin of 21%.

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

Selling, general and administrative expenses of $987 were 15% of revenues during the second quarter of 1998 as compared to $924 and 17% during the same period of last year. This increase of $63 or 7% was primarily related to significant bid and proposal activity in the first and second quarter 1998.

Research and development expenses were $78 during the second quarter as compared to $361 in the same period in 1997. This decrease of $283 or 72% was a result of project work consuming much of the available technical resources. During 1998, additional R & D will be incurred for continued enhancements to the ASE2000 in order to maintain a leadership role in the marketplace.

Capital expenditures for the second quarter were $87 as compared to $76 for the same period of last year. It is expected that for the remainder of 1998, additional capital expenditures will be used to complete the enhancement at the AeroTest Laboratory, additional equipment will be purchased for R & D projects, engineering departments, and replacing the main computer system.

                         AERO SYSTEMS ENGINEERING, INC.
                         (A Subsidiary of Celsius Inc.)


The Company has completed an assessment of the impact of the Year 2000 on its computer systems and is planning on replacing certain systems and software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated at approximately $350, which includes $225 for the purchase of new hardware and software that will be capitalized and $125 that will be expensed as incurred. To date, the Company has incurred little of this cost since it is currently in the vendor selection phase. Should the Company be unable to acquire and implement new systems and software prior to the year 2000, it will modify current systems and software to function properly with respect to dates in the year 2000. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

Interest expense of $217 was incurred during the quarter as compared to $204 from the same period in the prior year. The average rate of interest on short-term borrowings has had little change and the average amount of borrowings outstanding has increased during the second quarter as compared to the second quarter of last year.

Accounts receivable at the end of the second quarter was $6,054 as compared with the year end balance of $4,767. This increase of $1,287 was due mainly to invoice timing on several large contracts.

Accounts payable and accrued expenses at the end of the second quarter decreased $1,683 or 22% as compared to the year end balance. This was primarily due to several projects nearing completion with all equipment previously shipped and installed therefore reducing vendor commitments.

Notes payable balance was $5,996 as compared to the year end balance of $6,135, which is a decrease of $139 or 2%. This decrease is primarily the result of timing of project expenditures as compared to invoicing milestones.

Costs and estimated earnings in excess of billings on uncompleted contracts at the end of the second quarter decreased $2,307 or 28%, to $6,034 as compared with the year-end balance. The Company recognizes profit on long-term projects on the percentage of completion basis, which permits earned revenue to be recognized prior to the time that progress payments are billed. When this occurs, amounts are added to this asset account for the recognition of earned revenue prior to the billing of progress payments. The decrease since year-end is due to achieving billing milestones related to the contracts. Billings are a function of contract terms and do not necessarily relate to the percentage of completion of a project.

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

ASE currently has bank lines of credit, which enable it to borrow up to a total of $6,000. As of June 30, 1998 $5,996 was used with no available balance remaining. Although the line of credit has a $6,000 limit, Celsius Inc. has allowed the Company to exceed this limit for short periods of time. The portion over $6,000 is assessed a higher interest rate of 11.5%. The Company believes that these bank lines of credit, along with cash flows from continuing operations, are adequate to support the Company's cash needs for the immediate future.

Highly competitive market conditions have minimized the margins on new contracts. Productivity improvements and cost reduction programs are continually being initiated to increase margins. The Company received ISO9001 certification in 1997, an international quality systems standard. This is expected to enhance our marketing effort on an international basis.

Looking ahead throughout the remainder of 1998, the proposals submitted in the first and second quarters of 1998 are expected to result in a significant backlog increase during the third quarter. This should allow continued profitability in 1998, and a strong backlog position going in to 1999.

                         AERO SYSTEMS ENGINEERING, INC.
                         (A Subsidiary of Celsius Inc.)


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

Item 4:  Submission of Matters to a Vote of Security Holders

        (a) No items were submitted to a vote of the security holders during this period.

Item 6:  Exhibits and Reports on Form 8-K

        (a)     No exhibits are included in this filing.

        (b) No current reports on Form 8-K were filed during the quarter ended June 30, 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date:    August 11, 1998             /s/ Dr. Leon Ring
                                     -------------------------------------------
                                     Dr. Leon Ring, President and CEO

                                     /s/ Steven R. Hedberg
                                     -------------------------------------------
                                     Steven R. Hedberg, Chief Financial Officer