Form 10-Q
period 1998-09-30
AERO SYSTEMS ENGINEERING INC
filed 1998-10-29
CIK 2589

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended September 30, 1998

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from ___________ to ____________

     Commission file number 0-7390

                         Aero Systems Engineering, Inc.
                         ------------------------------

             (Exact name of registrant as specified in its charter)

     Minnesota                                           41-0913117
     -----------------------------------------------------------------------
     (State or other jurisdiction of                     (I.R.S Employer
      incorporation or organization)                     Identification No.)

     358 East Fillmore Avenue, St. Paul, Minnesota       55107
     --------------------------------------------------------------
     (Address of principal executive offices)            (Zip Code)

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

                                 Yes _X_ No ___


     As of September 30, 1998, 3,827,573 shares of common stock, par value $.20 per share, were outstanding.

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)

                                    Form 10-Q


                        Quarter Ended September 30, 1998


                                                                            Page

PART I - FINANCIAL INFORMATION

       Item 1     Financial Statements                                         3

       Item 2     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation                 8




PART II - OTHER INFORMATION

       Item 1     Legal Proceedings                                           11

       Item 6     Exhibits and Reports on Form 8-K                            11

       Signatures                                                             11

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   September 30,     December 31,
                       ASSETS                          1998              1997
                       ------                      ------------      ------------
                                                   (Unaudited)          (Note)
                                                 (000's omitted, except share data)
CURRENT ASSETS
--------------

Cash and Cash Equivalents                          $         12      $        117
Accounts Receivable, net                                  4,979             4,767
Costs and Estimated Earnings in
            Excess of Billings on Uncompleted
            Contracts                                     7,384             8,341
Inventories:
            Materials and Supplies                          585               592
            Projects in Process                             494               422
Prepaid Expenses                                             56               114
Deferred Income Tax Benefit                                 484               484
Income Tax Receivable                                       100               100
                                                   ------------      ------------

            Total Current Assets                         14,094            14,937

LONG TERM ASSETS
----------------

Land                                                        486               486
Buildings                                                 3,025             3,025
Furniture, Fixtures, & Equipment                          6,580             6,371
Wind Tunnels & Instrumentation                            2,712             2,658
Building Improvements                                     1,331             1,304
                                                   ------------      ------------
                                                         14,134            13,844
Less Accumulated Depreciation                             9,062             8,237
                                                   ------------      ------------
Property, Plant, and Equipment, net                       5,072             5,607

Non-Compete Agreement, net                                    8                31
                                                   ------------      ------------

            Total Long Term Assets                        5,080             5,638
                                                   ------------      ------------

Total Assets                                       $     19,174      $     20,575
                                                   ============      ============

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsuis Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (continued)

                                                         September 30,     December 31,
                     LIABILITIES                             1998              1997
                     -----------                         ------------      ------------
                                                         (Unaudited)          (Note)
                                                       (000's omitted, except share data)
CURRENT LIABILITIES
-------------------

Current Maturities of
             Capital Lease Obligations                   $        117      $        138
Current Maturites of Long-Term
             Debt to Affiliated Companies                         400               800
Notes Payable                                                   6,861             6,135
Accounts Payable:
             Trade                                              2,036             4,716
             Affiliated Companies                                 780               720
Billings in Excess of Costs and Estimated
             Earnings on Uncompleted Contracts                    766               229
Accrued Warranty and Losses                                       681               675
Accrued Salaries and Wages                                        739               664
Income Taxes Payable                                                2                 5
Other Accrued Liabilities                                       1,508             1,026
                                                         ------------      ------------

             Total Current Liabilities                         13,890            15,108

OTHER LIABILITIES
-----------------

Deferred Income Taxes                                             484               484
Long Term Debt to Affiliated Company,
             Less Current Maturities                                0               400
Capital Lease Obligations,
             Less Current Maturities                              252               333
Commitments and Contingencies

STOCKHOLDERS' EQUITY
--------------------

Common Stock - Authorized 10,000,000 Shares
             of $.20 Par Value; Issued 3,827,573 on
             9- 30-98 and 2,551,717 on 12-31-97                   766               510

Additional Contributed Capital                                    261               517
Retained Earnings                                               3,521             3,223
                                                         ------------      ------------

             Total Stockholders' Equity                         4,548             4,250
                                                         ------------      ------------

Total Liabilities and Stockholders' Equity               $     19,174      $     20,575
                                                         ============      ============

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)
 Inc.)

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited, 000's omitted)

                                              Three Months Ended              Nine Months Ended
                                                 September 30                    September 30
                                             1998           1997             1998           1997
                                         ---------------------------     ---------------------------
Earned Revenue                           $     5,982     $     7,325     $    19,531     $    16,476
Cost of Earned Revenue                         4,587           6,092          15,302          13,275
                                         -----------     -----------     -----------     -----------

              Gross Profit                     1,395           1,233           4,229           3,201

Operating Expenses                             1,039             897           3,278           3,391
                                         -----------     -----------     -----------     -----------

              Operating Profit (Loss)            356             336             951            (190)

Other Income (Expense)
              Interest Expense                  (220)           (199)           (656)           (595)
              Other                               (4)             53               3              15
                                         -----------     -----------     -----------     -----------
                                                (224)           (146)           (653)           (580)
                                         -----------     -----------     -----------     -----------

Income (Loss) Before Income Taxes                132             190             298            (770)

Income Tax Expense (Benefit)                    --              --              --              --
                                         -----------     -----------     -----------     -----------

              Net Income (Loss)          $       132     $       190     $       298     $      (770)
                                         ===========     ===========     ===========     ===========

NET INCOME (LOSS) PER SHARE              $      0.04     $      0.05     $      0.08     $     (0.20)
                                         ===========     ===========     ===========     ===========

Dividends per Share                             None            None            None            None


                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, 000's omitted)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                              1998          1997
                                                                          -------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                         $      298     $     (770)
Adjustment to reconcile net income (loss)
          to net cash provided (used) by operating activities:
               Depreciation and Amortization                                     848            810
               (Increase) Decrease in Assets:
                    Accounts Receivable                                         (212)           422
                    Cost and Estimated Earnings in Excess of
                       Billings on Uncompleted Contracts                         957         (3,400)
                    Inventories                                                  (65)            73
                    Prepaid Expenses                                              58             73
               Increase (Decrease) in Liabilities:
                    Accounts Payable and Accrued Expenses                     (2,060)         2,953
                    Billings in Excess of Costs and Estimated Earnings
                       on Uncompleted Contracts                                  537            698
                                                                          ----------     ----------
          Net Cash Provided (Used) by
               Operating Activities                                              361            859

CASH FLOW FROM INVESTING ACTIVITIES:
               Capital Expenditures                                             (290)          (186)
                                                                          ----------     ----------
          Net Cash Used in Investing Activities                                 (290)          (186)

CASH FLOW FROM FINANCING ACTIVITIES:
               Net Borrowings under Line of Credit Agreement                     726            150
               Principal Payments under Capital Lease Obligations               (102)           (93)
               Principal Payments on Borrowings From Affiliates                 (800)          (800)
                                                                          ----------     ----------
          Net Cash Provided (Used) by Financing Activities                      (176)          (743)

                                                                          ----------     ----------
NET CHANGE IN CASH                                                              (105)           (70)

CASH AT BEGINNING OF YEAR                                                        117            135
                                                                          ----------     ----------
CASH AT END OF QUARTER                                                    $       12     $       65
                                                                          ==========     ==========

                 AERO SYSTEMS ENGINEERING , INC. -- CONSOLIDATED
                          (Subsidiary of Celsius Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited, 000's omitted)
                               September 30, 1998

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ending September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B - CONTRACTS IN PROCESS

     Information with respect to contracts in process follows:

                                                              September 30,     September 30,
                                                                  1998              1997
                                                              ------------      ------------
     Costs Incurred on Uncompleted Contracts                  $     42,034      $     24,371
     Estimated Earnings Thereon                                     10,235             6,877
                                                              ------------      ------------

     Total Earned Revenue on Uncompleted Contracts                  52,269            31,248
     Less Billings Applicable Thereto                               45,651            24,961
                                                              ------------      ------------

                                                              $      6,618      $      6,287
                                                              ============      ============

     Included in Accompanying Balance Sheet
       Under Following Captions:
               Costs and Estimated Earnings in Excess of
                  Billings on Uncompleted Contracts           $      7,384      $      7,377
               Billings in Excess of Costs and Estimated
                  Earnings on Uncompleted Contracts                    766             1,090
                                                              ------------      ------------

                                                              $      6,618      $      6,287
                                                              ============      ============

NOTE C - CONTINGENCIES AND COMMITMENT

     Guarantees of approximately $ 8,711,500 were outstanding on September 30, 1998 to various customers as bid bonds or in exchange for down payments or warranty performance bonds.

NOTE D - Earnings Per Share

     The Company completed a three-for-two stock split during March ,1998. This resulted in the number of outstanding shares increasing from 2,551,717 to 3,827,573 during this period. The financial information in this report has been restated to reflect this stock split.

                         AERO SYSTEMS ENGINEERING , INC.
                          (Subsidiary of Celsius Inc.)

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

Financial Condition

Third quarter 1998 (All dollar amounts are in thousands.)

Worldwide revenue for the third quarter 1998 totaled $5,982, which was an 18% decrease from $7,325 the third quarter of last year. Net Income for the third quarter was $132 as compared to a third quarter income of $190 last year.

The revenue decrease was attributable to the timing of project activities, with several projects near completion in third quarter 1998 as compared to third quarter 1997. Several new projects became active at the end of the third quarter 1998, which will provide additional revenue and margin in the fourth quarter and beyond.

Backlog of orders as of September 30, 1998 was $31,131 as compared with $14,278 and $19,498 as of December 31, 1997 and September 30, 1997, respectively. This 118% increase from year-end was related to several significant orders signed during the third quarter, which were the result of the heavy proposal activities during the first half of 1998. The backlog as of September 30, 1998 does not include the NASA second quarter task order contract award with a potential value of $38 million over five years. As the firm definitive task orders are issued under this contract, they will be included in the backlog calculation. There continues to be significant ongoing proposal activity, which should result in additional bookings this year.

Cost of earned revenue for the third quarter, which includes manufacturing and engineering costs, was 77% as compared to 83% during the same period of last year. For the total year, the Company expects margins to be comparable to September 1998 year-to-date margin of 21%.

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

Selling, general and administrative expenses of $874 were 15% of revenues during the third quarter of 1998 as compared to $724 and 10% during the same period of last year. This increase of $101 or 14% was primarily related to increased investments in marketing and certain administrative functions.

Research and development expenses were $165 during the third quarter 1998 as compared to $173 in the same period in 1997. During 1998, additional R & D will be incurred for continued enhancements to the ASE2000 in order to maintain a leadership role in the marketplace.

                         AERO SYSTEMS ENGINEERING , INC.
                          (Subsidiary of Celsius Inc.)

Capital expenditures for year-to-date 1998 were $290 as compared to $186 for the same period of last year. It is expected that for the remainder of 1998, additional capital expenditures will be used to complete the enhancement at the Aerotest Laboratory, additional equipment will be purchased for R & D projects, engineering departments, and replacing the main computer system.

The Company has completed an assessment of the impact of the Year 2000 on its computer systems and is planning on replacing certain systems and software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated at approximately $350, which includes $300 for the purchase of new hardware, software, and installation costs that will be capitalized and $50 that will be expensed as incurred. To date, the Company has incurred little of this cost since it is currently completing the vendor selection phase. The Company expects to complete the selection phase and begin implementation activities by fourth quarter 1998, and complete the implementation phase by mid 1999. Should the Company be unable to acquire and implement new systems and software prior to the year 2000, it will modify current systems and software to function properly with respect to dates in the year 2000. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company. In addition to the Year 2000 issues relating to the computer systems, the Company has begun testing its non-IT systems for any other potential Year 2000 issues, and is communicating with business partners and suppliers to determine if their Year 2000 compliance status will impact the operations of the Company. Any issues that are identified as a result of this process will be corrected by mid-1999.

Interest expense of $220 was incurred during the quarter as compared to $199 from the same period in the prior year. The average rate of interest on short-term borrowings has had little change and the average amount of borrowings outstanding during the third quarter is slightly higher than the third quarter of last year.

Accounts receivable at the end of the third quarter was $4,979 as compared with the year-end 1997 balance of $4,767. This increase of $212 was due mainly to invoice timing on several large contracts.

Accounts payable and accrued expenses at the end of the third quarter decreased $1,523 or 19% as compared to the year-end 1997 balance. This was primarily due to several projects nearing completion with all equipment previously shipped and installed therefore reducing vendor commitments.

Notes payable balance was $6,861 as compared to the year-end 1997 balance of $6,135, which is an increase of $726 or 12%. This increase is primarily the result of timing of project expenditures as compared to invoicing milestones.

Costs and estimated earnings in excess of billings on uncompleted contracts at the end of the third quarter decreased $957 or 11%, to $7,384 as compared with the year-end 1997 balance. The Company recognizes profit on long-term projects on the percentage of completion basis, which permits earned revenue to be recognized prior to the time that progress payments are billed. When this occurs, amounts are added to this asset account for the recognition of earned revenue prior to the billing of progress payments. The decrease since year-end is due to achieving billing milestones related to the contracts. Billings are a function of contract terms and do not necessarily relate to the percentage of completion of a project.

                         AERO SYSTEMS ENGINEERING , INC.
                          (Subsidiary of Celsius Inc.)

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

The Company has consistently relied upon bank credit lines during recent years as a source of its working capital resources and liquidity. Funds under these lines of credit are actually provided by Celsius Inc. and ultimately are guaranteed by AB Celsius Finance, the financial division of Celsius AB, a Swedish corporation. Celsius Inc., a United States corporation, is a wholly owned subsidiary of Celsius AB. Celsius Inc. owns approximately 80% of the outstanding shares of common stock of ASE. A first security interest in all assets of ASE has been granted to Celsius Inc., and a management fee is paid through Celsius Inc.

ASE currently has bank lines of credit, which enable it to borrow up to a total of $6,000. As of September 30, 1998, $6,861 was used with no available balance remaining. Although the line of credit has a $6,000 limit, Celsius Inc. has allowed the Company to exceed this limit for short periods of time. The portion over $6,000 is assessed a higher interest rate of 11.5%. The Company believes that these bank lines of credit, along with cash flows from continuing operations, are adequate to support the Company's cash needs for the immediate future.

Highly competitive market conditions continue to put pressure on the margins of new contracts. Productivity improvements and cost reduction programs are continually being initiated to increase margins. The Company received ISO9001 certification in 1997, an international quality systems standard. This is expected to enhance our marketing effort on an international basis.

Looking ahead throughout the remainder of 1998, the large backlog at the end of the third quarter and the ongoing proposal activities should allow continued profitability in 1998 and a strong backlog position and improved profitability in 1999.

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

        (b) No current reports on Form 8-K were filed during the quarter ended September 30, 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date: October 29, 1998                      /s/ Dr. Leon Ring
                                      ------------------------------------------
                                      Dr. Leon Ring, President and CEO

                                            /s/ Steven R. Hedberg
                                      ------------------------------------------
                                      Steven R. Hedberg, Chief Financial Officer