Form 10-K
period 1998-12-31
AERO SYSTEMS ENGINEERING INC
filed 1999-03-12
CIK 2589

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the fiscal year ended December 31, 1998        Commission file number 0-7390
                          -----------------        -----------------------------


                         AERO SYSTEMS ENGINEERING, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

      Minnesota                                                  41-0913117
-----------------------                                      -------------------
(State of incorporation)                                     (I.R.S. Employer
                                                             Identification No.)

358 East Fillmore Avenue, St. Paul, Minnesota                       55107
---------------------------------------------                       -----
  (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:            (651) 227-7515


Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $.20 Per Share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes _X_     No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 1999 was approximately $1,090,000 based upon the average of the closing bid and asked prices of the stock on such date.

The number of common shares outstanding as of January 31, 1999 was 4,401,708, adjusted for the 15% common stock dividend declared on February 22, 1999.

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

DOCUMENTS INCORPORATED BY REFERENCE............................................3

CROSS-REFERENCE SHEET BETWEEN ITEMS IN PART III
OF FORM 10-K AND PROXY STATEMENT PURSUANT TO
GENERAL INSTRUCTION G(4).......................................................4

PART I

Item 1.  Business..............................................................5

Item 2.  Properties...........................................................10

Item 3.  Legal Proceedings....................................................10

Item 4.  Submission of Matters to a Vote of Security Holders..................11

PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters..................................................11

Item 6.  Selected Financial Data..............................................12

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................12

Item 7A. - Quantitative and Qualitative Disclosure about Market Risk..........15

Item 8.  Consolidated Financial Statements and Supplementary Data.............16

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.................................................35

PART III

Item 10. - Item 13. See Documents Incorporated by Reference...................35

PART IV

Item 14. - Exhibits, Financial Statement Schedules and Reports on Form 8-K....35

Signatures....................................................................36

DOCUMENTS INCORPORATED BY REFERENCE


The following documents are incorporated by reference into the Form 10-K:

                                                         PARTS OF FORM 10-K INTO
                         DOCUMENT                         WHICH INCORPORATED BY
                                                                REFERENCE
--------------------------------------------------------------------------------

Proxy Statement to be filed on or before April 30, 1999
   for the annual meeting of shareholders scheduled to
   be held on June 2, 1999                                         III

CROSS-REFERENCE SHEET BETWEEN ITEMS IN PART III OF FORM 10-K AND PROXY STATEMENT PURSUANT TO GENERAL INSTRUCTION G(4)


                                                           SUBJECT HEADINGS IN
                        DOCUMENT                             PROXY STATEMENT
--------------------------------------------------------------------------------

Item 10.  Directors and Executive Officers of the         Election of Directors
            Registrant

Item 11.  Executive Compensation                          Election of Directors

Item 12.  Security Ownership of Certain Beneficial        Principal Shareholders
            Owners and Management

Item 13.  Certain Relationships and Related               Election of Directors
            Transactions

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

The plan of operations for 1999 with respect to the Company and its subsidiary is to continue with its current activities and operations in the test cell, wind tunnel, and aerodynamic testing markets. In addition, the Company plans to explore new markets as deemed appropriate through acquisitions or using joint ventures with established companies. Acoustic measurements processes to measure noise levels are technologies where the Company is creating new customers and providing additional value to existing customers.

LINES OF BUSINESS/SEGMENT REPORTING - The Company is engaged in two related lines of business. The first is related to the design, equipping, manufacture and construction of test facilities for turbine engines, engine accessories, and wind tunnels. The second business line is providing aeropropulsion component testing and aerodynamic testing services at the Aerotest Laboratory facility. The Company regards these lines of business as being, in their entirety, one segment of business.

PRODUCTS AND SERVICES - The Company's products and services include the following:

   * Design and overall project management for construction of jet engine testing facilities and wind tunnel testing facilities;

   * Design and manufacture of electronic and mechanical turbine engine testing equipment;

   *  Providing aerodynamic and propulsion system testing services; and

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

Availability of working capital financing is necessary for the current operations of the business. The Company presently has a line of credit with a branch of a Swedish bank in New York for $6,000,000. Funds provided by this bank are actually provided by Celsius Inc. and ultimately by AB Celsius Finance. In consideration of providing working capital funds, a first security interest in all assets of the Company has been granted to Celsius Inc. and a fee is also paid to Celsius Inc. Although the Company's management has no reason to believe that availability of such funds from Celsius Inc. will cease in the near future, there can be no assurance that such availability will continue indefinitely.

CUSTOMERS - The Company provides products and services for numerous companies in the aircraft industry as well as the U.S. federal government and foreign governmental entities. The orders to provide these services can originate from many customers and quite frequently result in repeat business. In 1998, two customers each accounted for more than 10% of the Company's consolidated revenues. These two customers were the U.S. Government and Rolls Royce. There is one customer who accounts for a significant portion of the Company's backlog at December 31, 1998. Other than this customer, the Company believes that the loss of no other single customer would have a material adverse effect on its future revenues.

BACKLOG - The Company's order backlog constitutes future revenue to be earned on contracts, including unearned revenue on projects currently in progress. The backlog of orders as of December 31, 1998 was $26,518,000. This compares with a backlog of $14,278,000 on December 31, 1997.

COMPETITION - There are several other firms in the world offering services similar to those provided by the Company. These firms are based in North America, Europe and the Pacific Rim. The exact competitive position of the Company in the markets in which it operates is not known to the Company, but the Company believes that it is one of the major suppliers in the markets it serves. The technology used by the Company is not proprietary, and most commercial airlines, engine manufacturers, and airframe manufacturers have the in-house engineering capability to compete directly with the Company in the design and building of jet engine test facilities. The Company believes that, in order to reduce cost and risk, many of these firms generally prefer to engage the services of the Company or one of its competitors. In the test cell industry in which the Company competes, the principal means of competition are price, technological design, project management knowledge, and delivery capability.

In the wind tunnel facilities area, the Company has historically designed and built high speed wind tunnels for worldwide governmental agencies, commercial companies, and other research institutions.

With worldwide defense budgets being reduced during the past few years, the number of wind tunnel projects has been steadily declining. However, there has been steady growth in the automotive wind tunnel area. In order to capture some of this new automotive wind tunnel business, ASE has entered into a teaming agreement with a leading automotive architecture and engineering company. The team continues to pursue new opportunities, but to date no contracts have been awarded. Also, the activities involving commercial aviation wind tunnels have been strong and continue to provide opportunities for new business.

The Company has in the past been aided in financing projects by utilizing the financial strength of Celsius AB. Without the ability to issue standby letters of credit to guarantee the performance of the project, ASE would not have been the prime contractor on many of these projects.

RESEARCH AND DEVELOPMENT - Research and development performed by the Company is applied engineering, that is, applying present engineering knowledge and technology toward solving customer problems in turbine engine and aerodynamic testing. The Company is currently enhancing the ASE2000, which is a new computer data acquisition system. The expense of research and development was $521,000, $696,000 and $500,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

ENVIRONMENTAL MATTERS - There has not been, and it is not expected that there will be, any material effect upon capital expenditures, earnings, or the competitive position of the Company due to compliance with federal, state and local environmental protection regulations.

EMPLOYEES - As of December 31, 1998, the Company and its subsidiaries employed 171 employees. Contract labor has been used as business conditions require. None of the Company's employees are members of a collective bargaining unit, and the Company believes its employee relations are good.

FOREIGN OPERATIONS - While business in foreign countries is always subject to interference or restrictions by foreign governments or restrictions imposed by the United States government, the Company believes that the nature of its business is such that it is not likely to be subject to such interference. Wind tunnels with a Mach number in excess of 1.2 need to have approval from the U.S. State Department if they are sold to a foreign country. This restriction is not expected to have a material adverse effect on the Company's business.

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

The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated at approximately $500,000, which includes $450,000 for the purchase of new hardware, software and implementation costs that will be capitalized and $50,000 that will be expensed as incurred. To date, the Company has incurred the majority of the acquisition costs but little of the implementation costs, as it is in the early phase of implementation.

The Year 2000 project is estimated to be completed by June 30, 1999, which is prior to any anticipated impact on ASE's operating systems. Should the Company be unable to acquire and implement new systems and software prior to the year 2000, it will modify current systems and software to function properly with respect to dates in the year 2000. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

In addition to the Year 2000 issues relating to the computer systems, the Company has begun testing its non-IT systems for any other potential Year 2000 issues, and it is communicating with business partners and suppliers to determine if their Year 2000 compliance status will impact the operations of the Company. Any issues that are identified as a result of this process are expected to be corrected by mid-1999.

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved. Therefore, actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

ITEM 2 - PROPERTIES

The Company's headquarters are located in a concrete building in a light industrial area at 358 East Fillmore Avenue, Saint Paul, Minnesota, that it has been occupying since 1971. The Company purchased this facility during 1993 from the Port Authority of Saint Paul (the "Port Authority"). Currently, the Company has approximately 52,000 total square feet, of which 45,000 square feet are used for offices and 7,000 square feet are used for manufacturing.

In September 1988, the Company exercised an option to assume a lease from the Port Authority on a building that has 24,000 square feet of manufacturing and warehouse space located at 181 East Florida Street, Saint Paul, Minnesota. The Company paid approximately $114,000 in cash and assumed the remaining lease with the Port Authority. The cost of the lease has been capitalized at $273,000 for financial reporting purposes. The lease agreement contains several purchase options at various times during the lease period. The most favorable option occurs at the end of the lease period on July 2002, when the Company may purchase the facility for approximately $95,000. The Company intends to continue leasing the facility until the end of the lease term.

As a part of the FluiDyne asset acquisition, the Company purchased an aerodynamic testing facility located at 13825 Schmidt Lake Road, Plymouth, Minnesota. Currently, the Company has approximately 25,000 total square feet of specialized engineering and testing space at this facility of which 18,000 square feet are used for manufacturing and 7,000 square feet are used for offices.

In September 1998, the Company signed an operating lease for 6,500 square feet of office space in Hampton, Virginia. This office space is occupied by employees working on current contracts with NASA. The lease is in effect until April 2004.

ITEM 3 - LEGAL PROCEEDINGS

In August 1993, the Company entered into a subcontract (the "Subcontract") with Opron Inc. ("Opron"), a Canadian company with its principal office in the Province of Quebec, which was the prime contractor on a jet engine test cell project under a prime contract between Opron and Rolls Royce (Canada) Ltd. Late in 1995, a dispute arose between the Company and Opron, which has resulted in Opron's draw in the amount of CDN $872,042 under a letter of credit. The Company believes that Opron's claims are excessive. In addition, Opron's claim is partly offset by unpaid subcontract costs. The Company's management does not expect the resolution of this dispute to have a material adverse effect on the business, assets, financial condition, results of operations or prospects of the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of 1998 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

In May 1985, the Company obtained a listing for its common stock on Nasdaq. The Company's common stock currently is quoted and traded on The Nasdaq SmallCap Market(SM). On January 29, 1999, the high and low sales prices for the Company's common stock were $1.52 and $1.30, respectively.

The high and low sales prices for the Company's common stock for each quarter during 1997 and 1998 as quoted on The Nasdaq SmallCap Market(SM) were as follows:

                                      HIGH           LOW
                                   ------------------------

   1997:
     First Quarter                    $1.42         $0.65
     Second Quarter                    1.30           .77
     Third Quarter                     1.20           .98
     Fourth Quarter                    1.85           .90

   1998:
     First Quarter                    $2.23         $1.20
     Second Quarter                    2.61          1.30
     Third Quarter                     1.57           .98
     Fourth Quarter                    1.63          1.09

The quotations set forth above reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

No dividends have ever been paid in the history of the Company prior to 1998, and no cash dividends have ever been paid by the Company. The Company intends to use its earnings to finance operations and does not intend to pay cash dividends on its capital stock in the foreseeable future.

During the first quarter of 1998 the Company announced a three-for-two common stock split effected in the form of a 50% stock dividend. This action was taken to increase the Company's number of shares in "public float" to exceed the new minimum required to maintain current security listing on The Nasdaq SmallCap Market(SM). On February 22, 1999, the Company announced a fifteen percent dividend to shareholders of record as of

March 10, 1999, in an effort to meet The Nasdaq SmallCap Market(SM) value public float requirement. A hearing was held on March 4, 1999, at Nasdaq to determine the continued listing status of the Company's stock, but as of the date of this Annual Report on Form 10-K, Nasdaq had not made any notification to the Company as to the outcome of the hearing. Financial information contained in this report has been adjusted to reflect the impact of the common stock split and fifteen percent stock dividend. As of December 31, 1998 there were approximately 202 holders of record of common stock of the Company and 4,401,708 total shares outstanding.

ITEM 6 - SELECTED FINANCIAL DATA

Selected financial data for the years ended December 31 are as follows:

                                    1998           1997           1996            1995           1994
                               --------------------------------------------------------------------------
SELECTED INCOME STATEMENT
  DATA
Earned revenue                 $ 27,181,448   $ 25,032,452    $ 20,383,352    $ 26,037,288   $ 25,229,583
Net income (loss)                   665,200       (400,733)     (2,527,754)        189,488     (1,175,286)
Net income (loss) per
  common share                          .15           (.09)           (.57)            .04           (.27)
Weighted average common
  shares outstanding              4,401,708      4,401,708       4,401,708       4,401,708      4,401,708

SELECTED BALANCE SHEET DATA
Current assets                 $ 16,004,487   $ 14,936,589    $ 11,006,645    $ 17,391,439   $ 13,898,995
Current liabilities              15,850,389     15,107,440      10,469,625      13,775,994     10,000,407
Working capital                     154,098       (170,851)        537,020       3,615,445      3,898,588
Total assets                     21,480,070     20,574,712      17,754,429      24,176,077     21,010,244
Long-term debt and capital
  lease obligations                 234,119        732,865       1,671,191       2,255,127      3,209,519
Stockholders' equity              4,915,108      4,249,908       4,650,641       7,178,395      6,988,907

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Aero Systems Engineering, Inc. ("Company") is engaged in selling products and services related to (1) testing turbine engines and designing and operating aerodynamic wind tunnels, and (2) providing aerodynamic and propulsion system testing services. The Company will design the testing facility but will subcontract the civil engineering work and construction to local civil construction companies.

Results of Operations

The backlog of orders as of December 31, 1998 was $26,518,000, which consisted of $25,231,000 that was related to jet engine test cell projects and wind tunnel projects and $1,287,000 related to Aerotest Lab/Other. Backlog of orders as of December 31, 1997 was $14,278,000, of which $12,369,000 was related to test cell and wind tunnel projects and $1,909,000 was related to Aerotest Lab/Other. The backlog of orders as of

December 31, 1996 was $9,457,000, of which $8,009,000 was related to test cell and wind tunnel projects and $1,448,000 was related to Aerotest Lab/Other.

The backlog as of December 31, 1998 does not include the NASA task order contract awarded in the second quarter of 1998 with a potential value of $38 million over five years. Definitive task orders issued under this contract will be included in backlog as they are awarded.

The change in backlog from 1997 to 1998 represents an 86% increase in total backlog. Also, new orders received in 1998 totaled $39,421,000 as compared to the previous year of $29,900,000. The 1998 increase in orders included several large wind tunnel orders, which will provide revenues and gross margin into 1999 and the year 2000.

Earned revenue for the year ended December 31, 1998 was $27,181,000, an increase of $2,149,000 or 9% as compared to the 1997 revenue of $25,032,000. Earned revenue for 1996 was $20,383,000. The revenue increase from 1997 to 1998 was due to an increase in new orders and the completion of projects.

The Company recorded net income of $665,000 in 1998, a net loss of $401,000 in 1997, and a net loss of $2,528,000 in 1996. The turnaround from 1997 was primarily due to operational improvements implemented by the management team early in 1997 taking full effect in 1998.

The cost of earned revenue as a percentage of earned revenue was 78% in 1998 as compared to 81% in 1997 and 78% in 1996. The percentage decrease in cost of earned revenue during 1998 was due to a mix of improved margins on existing and new test cell projects and resolving the over-capacity issues that existed in the first part of 1997 due to the low backlog at the end of 1996.

Operating expenses were $3,916,000, $3,677,000, and $5,673,000 in 1998, 1997, and 1996, respectively. These expenses increased 7% in 1998 as compared to 1997 as a result of investments in improved administrative technology and salary increases.

Research and Development (R&D) costs were $521,000, $696,000, and $500,000 in 1998, 1997, and 1996, respectively. The decrease during 1998 was $175,000 or 25% as compared to 1997's R&D amount. The Company has continued to enhance the capabilities of the ASE2000 Computer Data Acquisition System in 1998. This activity will continue into 1999, which management believes will further improve the marketability of the system.

Interest expense was $888,000, $751,000 and $752,000 in years 1998, 1997 and
1996, respectively. The two major items bearing interest expense are the $6,000,000 line of credit and the note payable to affiliates, which had an average balance of $700,000 during 1998. The weighted average interest rates for 1998 were 9.35% on the line of credit and 6.7% on the note payable to affiliates.

The Company recorded income tax expense of $0 in 1998, as compared to $7,500 in 1997 and $5,000 in 1996.

Liquidity and Capital Resources

The current ratio was 1.0, 1.0, and 1.1 as of December 31, 1998, 1997, and 1996, respectively. Working capital amounts were $154,000 as of December 31, 1998, $(171,000) as of December 31, 1997, and $537,000 as of December 31, 1996. Both
current assets and current liabilities increased during 1998 as compared to 1997.

The December 31, 1998 accounts receivable balance was $7,241,000, an increase of $2,474,000 as compared to a balance of $4,767,000 at December 31, 1997. The increase in the accounts receivable balance for 1998 was due to the timing of several large customer billings that were recorded as receivables at the end of the year.

Accounts payable and accrued expenses were $7,237,000 and $7,806,000 as of December 31, 1998 and 1997, respectively. The 1998 decrease is $569,000 or 7% as compared to 1997. The decrease from 1997 is due primarily to the timing of the procurement activities for the existing projects, of which much had been completed prior to the end of the year.

Billings in excess of earnings were $1,416,000 as of December 31, 1998, an increase of $1,188,000 when compared to the balance of $228,000 at December 31, 1997. This is due primarily to improved payment terms on new contracts and timing of billings to earned revenue recognition on large contracts in their early phases.

The Company had fully utilized the available line of credit as of December 31, 1998. The total line of credit available is $6,000,000 at a branch of a Swedish bank in New York City, which is guaranteed by the Company's immediate parent, Celsius Inc. The average outstanding borrowings were $6,813,000 and $5,436,000 during 1998 and 1997, respectively. The increase in borrowings from 1997 to 1998 reflects increased project expenditures in line with the increased backlog. Although the line of credit has a $6,000,000 limit, Celsius Inc. has allowed the Company to exceed this limit for short periods of time. The portion over $6,000,000 is assessed a higher interest rate of 10.75%. As of January 31, 1999, the balance of the line of credit was $5,970,000, which reflects the collection of several large receivables outstanding at the end of the year.

Current financial resources, consisting of working capital and short-term line of credit facilities, plus anticipated funds from operations, are expected to be adequate to meet cash requirements at least until the end of 1999.

Capital expenditures were $735,000, $314,000, and $502,000 in 1998, 1997, and
1996, respectively. The 1998 increase was 134% as compared to 1997. Most of the 1998 capital expenditures were used to update desktop and network equipment and new business systems software.

Highly competitive market conditions have minimized the effect of inflation on contract selling prices and the cost of purchased materials.

During 1998, approximately 53% of revenues were from international projects. Substantially all of the contract amounts are payable in U.S. dollars. For those contracts that are denominated in foreign currencies, the Company has entered into forward exchange contracts with banks to minimize the foreign currency exchange rate risks.

New Accounting Standards

Certain accounting standards have been issued which the Company is not yet required to adopt. See Notes to Consolidated Financial Statements for a discussion of the applicable standards.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's debt portfolio is predominantly variable rate, and substantially all of its long-term contracts are denominated in U.S. dollars. Therefore, the Company does not believe its operations are exposed to significant market risk relating to interest rates or foreign currency exchange risk.

ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY
         DATA

TABLE OF CONTENTS


                                                                            Page
                                                                            ----


REPORT OF INDEPENDENT AUDITORS................................................17

CONSOLIDATED FINANCIAL STATEMENTS
   Balance Sheets.............................................................18
   Statements of Operations...................................................20
   Statements of Changes in Stockholders' Equity..............................21
   Statements of Cash Flows...................................................22
   Notes to Consolidated Financial Statements.................................23

                         REPORT OF INDEPENDENT AUDITORS


Stockholders and Board of Directors
Aero Systems Engineering, Inc.

We have audited the accompanying consolidated balance sheets of Aero Systems Engineering, Inc. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aero Systems Engineering, Inc. and subsidiary at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                             /s/ Ernst & Young LLP


Minneapolis, Minnesota
January 20, 1999

                  AERO SYSTEMS ENGINEERING, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                        DECEMBER 31
                                                                   1998             1997
                                                             --------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                   $     16,091    $    117,018
   Accounts receivable--billed contracts, net of allowances
     of $50,000 in 1998 and 1997, including retainages
     of $106,000                                                  7,240,675       4,766,849
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                        6,710,677       8,340,914
   Inventories                                                    1,406,054       1,014,092
   Prepaid expenses                                                  50,851         113,532
   Deferred and prepaid income taxes                                580,139         584,184
                                                             --------------------------------
Total current assets                                             16,004,487      14,936,589

Property, plant and equipment--net                                5,475,583       5,607,206

Non-compete agreement, net of accumulated amortization
   of $265,000 and $234,083 in 1998 and 1997,
   respectively
                                                                         --          30,917






                                                             --------------------------------
Total assets                                                   $ 21,480,070    $ 20,574,712
                                                             ================================

                  AERO SYSTEMS ENGINEERING, INC. AND SUBSIDIARY

                                                                      DECEMBER 31
                                                                 1998            1997
                                                          --------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of capital lease obligations          $     98,868    $    138,114
   Current maturities of long-term debt to affiliated
     company                                                     400,000         800,000
   Notes payable                                               6,698,996       6,135,121
   Accounts payable:
     Trade                                                     3,777,507       4,716,027
     Affiliated companies                                        654,067         719,727
   Billings in excess of costs and estimated earnings on
     uncompleted contracts                                     1,415,825         228,489
   Accrued warranty and losses                                   703,254         675,254
   Accrued salaries and wages                                    595,213         663,958
   Income taxes payable                                              590           4,924
   Other accrued liabilities                                   1,506,069       1,025,826
                                                          --------------------------------
Total current liabilities                                     15,850,389      15,107,440

Other liabilities:
   Deferred income taxes                                         480,454         484,499

Long-term debt to affiliated company, less current
   maturities                                                         --         400,000
Capital lease obligations, less current maturities               234,119         332,865

Stockholders' equity:
   Common Stock, $.20 par value:
     Authorized shares - 10,000,000
     Issued and outstanding shares - 4,401,708 and
       2,551,717 in 1998 and 1997                                880,342         510,343
   Additional paid-in capital                                    900,275         516,722
   Retained earnings                                           3,134,491       3,222,843
                                                          --------------------------------
Total stockholders' equity                                     4,915,108       4,249,908
                                                          --------------------------------
Total liabilities and stockholders' equity                  $ 21,480,070    $ 20,574,712
                                                          ================================

SEE ACCOMPANYING NOTES.

                  AERO SYSTEMS ENGINEERING, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  YEAR ENDED DECEMBER 31
                                           1998             1997             1996
                                    --------------------------------------------------
Earned revenue                        $ 27,181,448     $ 25,032,452     $ 20,383,352
Cost of earned revenue                  21,120,360       20,258,028       15,933,811
                                    --------------------------------------------------
Gross profit                             6,061,088        4,774,424        4,449,541

Operating expenses                       3,915,974        3,676,961        5,672,734
Research and development                   520,600          696,498          499,776
                                    --------------------------------------------------
Operating profit (loss)                  1,624,514          400,965       (1,722,969)

Other income (expense):
   Interest income                               9            7,482            5,280
   Interest expense                       (887,965)        (750,773)        (751,547)
   Other                                   (71,358)         (50,895)         (53,518)
                                    --------------------------------------------------
                                          (959,314)        (794,186)        (799,785)
                                    --------------------------------------------------
Income (loss) before income taxes          665,200         (393,221)      (2,522,754)
Income tax expense                              --           (7,512)          (5,000)
                                    --------------------------------------------------
Net income (loss)                     $    665,200     $   (400,733)    $ (2,527,754)
                                    ==================================================

Net income (loss) per common share    $        .15     $       (.09)    $       (.57)
                                    ==================================================

Weighted average common and common
   equivalent shares outstanding         4,401,708        4,401,708        4,401,708
                                    ==================================================

SEE ACCOMPANYING NOTES.

                  AERO SYSTEMS ENGINEERING, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                         COMMON STOCK            ADDITIONAL
                                 ---------------------------       PAID-IN          RETAINED
                                     SHARES         AMOUNT         CAPITAL          EARNINGS
                                 --------------------------------------------------------------
Balance at January 1, 1996         2,551,717    $    510,343    $    516,722     $  6,151,330
   Net loss                               --              --              --       (2,527,754)
                                 --------------------------------------------------------------
Balance at December 31, 1996       2,551,717         510,343         516,722        3,623,576
   Net loss                               --              --              --         (400,733)
                                 --------------------------------------------------------------
Balance at December 31, 1997       2,551,717         510,343         516,722        3,222,843
   Three-for-two stock split       1,275,856         255,172        (255,172)              --
   15% stock dividend                574,135         114,827         638,725         (753,552)
   Net income                             --              --              --          665,200
                                 --------------------------------------------------------------
Balance at December 31, 1998       4,401,708    $    880,342    $    900,275     $  3,134,491
                                 ==============================================================

SEE ACCOMPANYING NOTES.

                  AERO SYSTEMS ENGINEERING, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31
                                                           1998             1997             1996
                                                    --------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                     $    665,200     $   (400,733)    $ (2,527,754)
Adjustments to reconcile to net cash provided by
  operating activities:
     Depreciation and amortization                         897,756          927,298          984,891
     Decrease (increase) in assets:
        Accounts receivable                             (2,473,826)         372,568        2,234,871
        Costs and estimated earnings in excess of
          billings on uncompleted contracts              1,630,237       (4,363,779)       3,700,729
        Inventories                                       (391,962)          78,165          318,697
        Prepaid expenses                                    62,681          (17,464)          86,685
        Refundable income taxes                                 --               --            3,474
     (Decrease) increase in liabilities:
        Accounts payable and accrued expenses             (564,682)       4,089,512       (2,205,278)
        Income taxes payable                                (4,334)             190            1,538
        Billings in excess of costs and estimated
          earnings on uncompleted contracts              1,187,336         (163,277)      (1,580,506)
                                                    --------------------------------------------------
Net cash provided by operating activities                1,008,406          522,480        1,017,347

INVESTING ACTIVITIES
Capital expenditures                                      (735,216)        (313,610)        (501,933)
                                                    --------------------------------------------------
Net cash used in investing activities                     (735,216)        (313,610)        (501,933)

FINANCING ACTIVITIES
Net borrowings under line of credit agreements             563,875          698,786          506,758
Payment of notes payable                                        --               --         (126,894)
Principal payments on borrowings from affiliates          (800,000)        (800,000)        (800,000)
Principal payments under capital lease obligations        (137,992)        (125,722)        (100,835)
                                                    --------------------------------------------------
Net cash used in financing activities                     (374,117)        (226,936)        (520,971)
                                                    --------------------------------------------------

Net decrease in cash and cash equivalents                 (100,927)         (18,066)          (5,557)
Cash and cash equivalents at beginning of year             117,018          135,084          140,641
                                                    --------------------------------------------------
Cash and cash equivalents at end of year              $     16,091     $    117,018     $    135,084
                                                    ==================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
Cash paid (received) during the year for:
  Interest                                            $    887,965     $    750,773     $    772,093
  Income taxes                                               4,334            5,400             (800)

SEE ACCOMPANYING NOTES.

                  AERO SYSTEMS ENGINEERING, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

The Company's major operations are in the design and manufacture of electronic, mechanical, and computerized engine and engine accessory test equipment and the design, equipping, and construction of engine test facilities, wind tunnels and other aerodynamic test facilities. In addition, the Company provides aeropropulsion component testing and vehicle aerodynamic testing services. The Company is an 80% owned subsidiary of Celsius Inc. See Note 10.

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

                  AERO SYSTEMS ENGINEERING, INC. AND SUBSIDIARY

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

On February 2, 1998, the Company's Board of Directors approved a three-for-two stock split effected in the form of a 50% common stock dividend. On February 22, 1999, the Company announced a fifteen percent stock dividend to shareholders of record as of March 10, 1999. Financial information contained in this report has been adjusted to reflect the impact of the stock split and fifteen percent stock dividend.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE, which requires companies to present basic earnings per share and diluted earnings per share, instead of the primary and fully diluted earnings per share that is currently required. The Company has a simple capital structure with only common stock outstanding; therefore, SFAS 128 had no impact on the Company.

                  AERO SYSTEMS ENGINEERING, INC. AND SUBSIDIARY

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used in estimating the indicated fair values of financial instruments:
     Cash and cash equivalents: The carrying amount approximates fair value because of the short maturity of those instruments.
     Short-term and Long-term debt: The fair value is estimated based on current rates offered for similar debt, which approximates carrying value.
     Foreign Currency Contracts: The fair values of foreign currency contracts (used for hedging purposes) are estimated by obtaining quotes from banks. At December 31, 1998 and 1997, there were no carrying amounts related to foreign currency contracts in the consolidated balance sheets. The unrealized gains (losses) related to such contracts were not material to the consolidated financial statements.

                  AERO SYSTEMS ENGINEERING, INC. AND SUBSIDIARY

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current year presentation.

INTERNAL USE SOFTWARE

In March 1998, the AICPA issued SOP 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED FOR OR OBTAINED FOR INTERNAL USE. The Company plans to adopt the SOP on January 1, 1999. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company currently expenses such costs as incurred. As a result of adopting the new SOP, the Company expects to capitalize approximately $150,000 related to internal use software development projects in 1999 that otherwise would have been expensed as incurred. This is expected to result in an increase in net income of $120,000 or $.03 per share.

                  AERO SYSTEMS ENGINEERING, INC. AND SUBSIDIARY

2. CONTRACTS IN PROCESS

                                                                 YEAR ENDED DECEMBER 31
                                                                  1998            1997
                                                            --------------------------------
Costs incurred on uncompleted contracts                       $ 43,441,770    $ 30,230,851
Estimated earnings thereon                                      10,897,073       7,800,319
                                                            --------------------------------
Total billable on uncompleted contracts                         54,338,843      38,031,170
Less billings applicable thereto                                49,043,991      29,918,745
                                                            --------------------------------
                                                              $  5,294,852    $  8,112,425
                                                            ================================

Included in the accompanying balance sheet under the
  following captions:
     Costs and estimated earnings in excess of billings on
       uncompleted contracts                                  $  6,710,677    $  8,340,914
     Billings in excess of costs and estimated earnings on
       uncompleted contracts                                     1,415,825         228,489
                                                            --------------------------------
                                                              $  5,294,852    $  8,112,425
                                                            ================================

The Company is a contractor/subcontractor on various U.S. federal government-related firm fixed-price contracts. The negotiated firm, fixed price is subject to downward readjustment if it is subsequently determined that the cost data submitted by the Company is erroneous.

In August 1993, the Company entered into a subcontract with Opron Inc. ("Opron"), a Quebec company, which was the prime contractor on a jet engine test cell project. Late in 1995, a dispute arose between the Company and Opron, which has resulted in a withdrawal by Opron against an existing letter of credit. Funds under the letter of credit were advanced by Celsius AB, and are included in Accounts Payable to Affiliated Companies in the consolidated balance sheet at December 31, 1998 and 1997. The Company believes that Opron's claims are excessive. In addition, this claim is partly offset by unpaid subcontract costs which are included in Costs incurred on uncompleted contracts. Management does not expect the resolution of the dispute to have a material adverse effect on the Company's financial position or results of operations.

                  AERO SYSTEMS ENGINEERING, INC. AND SUBSIDIARY

2. CONTRACTS IN PROCESS (CONTINUED)

CONCENTRATIONS OF CREDIT RISK

At December 31, 1998, the Company had certain concentrations of credit risk with approximately $3,629,760 of unbilled charges and approximately $4,329,876 of accounts receivable from six customers, which are partially secured by letters of credit.

3. INVENTORIES

Inventories consist of the following:

                                                   DECEMBER 31
                                               1998            1997
                                        --------------------------------

Materials and supplies                    $    613,114    $    592,321
Projects-in-process                            792,940         421,771
                                        --------------------------------
                                          $  1,406,054    $  1,014,092
                                        ================================

4. PROPERTY, PLANT AND EQUIPMENT

                                                   DECEMBER 31
                                              1998            1997
                                        -------------------------------

Land                                      $    486,105    $    486,105
Buildings                                    3,025,460       3,025,460
Furniture, fixtures and equipment            7,028,213       6,371,045
Wind tunnels and instrumentation             2,702,144       2,658,346
Building improvements                        1,337,772       1,303,522
                                        -------------------------------
                                            14,579,694      13,844,478
Less accumulated depreciation               (9,104,111)     (8,237,272)
                                        -------------------------------
Property, plant and equipment--net        $  5,475,583    $  5,607,206
                                        ===============================

                  AERO SYSTEMS ENGINEERING, INC. AND SUBSIDIARY

5. NOTES PAYABLE TO BANKS

At December 31, 1998, the Company had borrowings of $6,698,996 on a $6,000,000 line of credit with a bank bearing interest at a variable rate (8.75% at December 31, 1998). As of December 31, 1998, the Company had fully utilized the available borrowings on this line of credit. Although the line of credit has a $6,000,000 limit, Celsius Inc. has allowed the Company to exceed this limit for short periods of time. The portion over $6,000,000 is assessed a higher interest rate (10.75% at December 31, 1998).

Funds provided under this credit line are actually provided by Celsius Inc. and ultimately from AB Celsius Finance. A first security interest in all assets of the Company has been granted to Celsius Inc., and a fee is paid through Celsius Inc.

At December 31, 1997, the Company had borrowings of $6,135,121 on a $6,000,000 line of credit with a bank bearing variable interest at the bank's reference rate.

During 1998 and 1997 the average borrowings on these lines of credit were $6,813,000 and $5,346,000 with weighted average interest rates during the year of 9.35% and 9.59%, respectively.

On February 15, 1994, the Company borrowed $4,000,000 from Celsius Inc. over a five year term bearing interest at the rate of 6.7%. This loan was used to reduce the Company's short-term borrowings under its line of credit. The balance outstanding at December 31, 1998 was $400,000. The loan is secured by a mortgage on the Company's facilities. Principal and interest is due in semi-annual installments that began August 15, 1994 and will extend through February 15, 1999.

                  AERO SYSTEMS ENGINEERING, INC. AND SUBSIDIARY

6. INCOME TAXES

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                        DECEMBER 31
                                                   1998             1997
                                             ---------------------------------
Deferred tax assets:
  Contract related costs                       $    239,000     $    278,000
  Warranty costs                                    148,000          148,000
  Vacation accrual                                  157,000          131,000
  Inventory and receivable reserves                 190,000          162,000
  Net operating loss carryforward                 1,345,000        1,644,000
  Other                                              23,000               --
  Tax credit carryforwards                           67,000               --
                                             ---------------------------------
Total deferred tax assets                         2,169,000        2,363,000

Valuation allowance for deferred tax assets      (1,689,000)      (1,871,000)
                                             ---------------------------------
Net deferred tax assets                             480,000          492,000

Deferred tax liabilities:
  Tax over book depreciation                        480,000          484,000
  Other                                                  --            8,000
                                             ---------------------------------
Total deferred tax liabilities                      480,000          492,000
                                             ---------------------------------
Net deferred taxes                             $         --     $         --
                                             =================================

The net operating loss carryforward of $3,635,000 will expire in the year 2012. The components of income tax expense (benefit) for the years ended December 31 are:

                                             1998         1997         1996
                                        --------------------------------------

Current                                   $  16,000     $  8,000    $  5,000
Deferred                                    (16,000)          --          --
                                        --------------------------------------
                                          $      --     $  8,000    $  5,000
                                        ======================================

                  AERO SYSTEMS ENGINEERING, INC. AND SUBSIDIARY

6. INCOME TAXES (CONTINUED)

Total income tax expense differs from taxes computed by applying the United States statutory federal income tax rate as follows:

                                                   YEAR ENDED DECEMBER 31
                                               1998        1997         1996
                                          --------------------------------------

Income taxes at 34%                         $ 226,000   $(134,000)   $(858,000)
State taxes, net of federal benefit             3,000       5,000        2,000
Effect of net operating loss carryforward
  and valuation allowance                    (230,000)    132,000      849,000
Other                                           1,000       5,000       12,000
                                          --------------------------------------
                                            $      --   $   8,000    $   5,000
                                          ======================================

7. LEASE OBLIGATIONS

The Company has capitalized leases which expire through 2002. The capitalized cost at both December 31, 1998 and 1997 was $840,882 less accumulated amortization of $397,375 and $315,987, respectively. In 1996, the Company acquired equipment financed with capitalized leases aggregating $414,912. One capitalized lease agreement, which relates to a warehouse facility in St. Paul, Minnesota, contains several purchase options at various times during the lease period. The most favorable option occurs at the end of the lease period on July 2002 when the Company may purchase the facility for approximately $95,000.

The Company also has a number of operating lease agreements primarily involving manufacturing and warehouse space and office equipment, which expire on various dates through 2004. Total rental expense under operating leases for occupancy and equipment was approximately $184,000, $132,000 and $144,000 for 1998, 1997 and 1996, respectively.

                  AERO SYSTEMS ENGINEERING, INC. AND SUBSIDIARY

7. LEASE OBLIGATIONS (CONTINUED)

Following is a schedule of future minimum lease payments:

                                         CAPITAL        OPERATING
                                         LEASES           LEASES
                                     ------------------------------
Years ending December 31:
  1999                                 $  124,917      $  163,705
  2000                                     92,652         138,332
  2001                                     58,260          87,534
  2002                                    122,349          87,534
  2003                                         --          87,534
  Thereafter                                   --          29,178
                                     ------------------------------
Total minimum lease payments              398,178      $  593,817
                                                     ==============
Less amount representing interest          65,191
                                     --------------
Present value                             332,987
Less principal amount due currently        98,868
                                     --------------
                                       $  234,119
                                     ==============

8. CONTINGENCIES AND COMMITMENTS

Guarantees of approximately $7,762,653 were outstanding at December 31, 1998 to various customers as bid bonds or in exchange for down payments or warranty performance bonds.

9. RETIREMENT/SAVINGS PLAN

The Company has a Retirement/Savings Plan which qualifies under Section 401(k) of the Internal Revenue Code and covers all employees. Members of the Plan who have completed at least twelve consecutive months of service, during which they have worked at least 1,000 hours, are eligible for the employer matching contribution. Contributions up to 6% of the employees' compensation are matched at a rate of 50% by the Company. Company contributions to the plan for the years ended December 31, 1998, 1997 and 1996 were $210,000, $193,000 and $218,000, respectively.

                  AERO SYSTEMS ENGINEERING, INC. AND SUBSIDIARY

10. RELATED PARTY TRANSACTIONS

At December 31, 1998 and 1997, Celsius Inc. owned 3,521,369 shares of the Company's common stock. This amount represents 80% of the voting shares outstanding. Celsius Inc. is a wholly-owned subsidiary of Celsius AB, a Swedish holding company.

Celsius Inc. and its affiliated companies provide certain administrative support services to the Company and the Company is charged a fee for such services.

Such fees with affiliates are summarized as follows:

                                                YEAR ENDED DECEMBER 31
                                            1998          1997          1996
                                      ------------------------------------------

Interest expense                        $  105,000    $   65,000    $  117,000

Administrative charges                  $   55,000    $   65,000    $   86,000

11. SEGMENT INFORMATION

The Company operates primarily in one business segment relating to engine and aerodynamic test facilities. This segment represented more than 90% of consolidated revenue, operating profit and identifiable assets during 1998. The Company's operations are structured to achieve consolidated objectives. As a result, significant inter-dependencies and overlaps exist among the Company's operating units.

Export sales were $14,308,277, $11,265,844 and $9,512,160 for 1998, 1997 and
1996, respectively.

                  AERO SYSTEMS ENGINEERING, INC. AND SUBSIDIARY

11. SEGMENT INFORMATION (CONTINUED)

Information concerning major customers with sales greater than 10% of total sales for the years ended December 31:

                                                  1998          1997          1996
                                             ------------------------------------------
Sales to domestic customers:
  United States federal government             $5,211,808    $5,194,158    $6,289,664
  Commercial customers (1 customer in 1997)            --     4,561,789            --
                                             ------------------------------------------
                                               $5,211,808    $9,755,947    $6,289,664
                                             ==========================================

Sales to foreign customers:
  Government-owned (1 customer in 1996)        $       --    $       --    $3,260,238
  Commercial customers (1 customer in 1998)     5,586,014            --            --
                                             ------------------------------------------
                                               $5,586,014    $       --    $3,260,238
                                             ==========================================

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10 through ITEM 13

Items 10 through 13 of this Annual Report on Form 10-K are omitted because the Company intends to file on or before April 30, 1999 a definitive proxy statement conforming to Schedule 14A involving the election of directors. Certain information set forth in such proxy statement is hereby incorporated by reference into this Annual Report on Form 10-K as Items 10, 11, 12 and 13 of
Part III.

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

(a)3.   Exhibits

        No exhibits are included in this filing.

(b)3.   Reports on Form 8-K

        None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Aero Systems Engineering, Inc.
                                          (Registrant)

                                       By       /s/ LEON E. RING
--------------------                      --------------------------------------
Date                                      Dr. Leon Ring
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                                /s/ LEON E. RING
--------------------                      --------------------------------------
Date                                      Dr. Leon Ring,
                                          President and Chief Executive Officer,
                                          Director

                                                /s/ CHRISTER PERSSON
--------------------                      --------------------------------------
Date                                      Christer Persson, Chairman of the
                                          Board

                                                /s/ A. L. MAXSON
--------------------                      --------------------------------------
Date                                      A. L. Maxson, Director

                                                /s/ ROBERT A. DAVIS
--------------------                      --------------------------------------
Date                                      Robert A. Davis, Director

                                                /s/ RICHARD A. HOEL
--------------------                      --------------------------------------
Date                                      Richard A. Hoel, Director

                                                /s/ STEVEN R. HEDBERG
--------------------                      --------------------------------------
Date                                      Steven R. Hedberg, Chief Financial
                                          Officer