Form 10-Q
period 1999-03-31
AERO SYSTEMS ENGINEERING INC
filed 1999-05-10
CIK 2589

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from             to

            Commission file number 0-7390

                         Aero Systems Engineering, Inc.
                         ------------------------------
            (Exact name of registrant as specified in its charter)

            Minnesota                                        41-0913117
            --------------------------------------------------------------------
            (State or other jurisdiction of                  (I.R.S  Employer
            incorporation or organization)                   Identification No.)

            358 East Fillmore Avenue, St. Paul, Minnesota    55107
            --------------------------------------------------------------------
            (Address of principal executive offices)         (Zip Code)

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

                                 Yes _X_    No ___


            The number of shares of common stock, par value $.20 per share, outstanding as of March 31, 1999, was 4,401,625.

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)

                                    Form 10-Q


                          Quarter Ended March 31, 1999


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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   March 31,     December 31,
               ASSETS                                1999            1998
                                                   -------         -------
                                                 (Unaudited)        (Note)
                                              (000's omitted, except share data)
CURRENT ASSETS

Cash and cash equivalents                          $   123         $    16
Accounts Receivable, net                             4,701           7,241
Costs and Estimated Earnings in
      Excess of Billings on Uncompleted
      Contracts                                      8,457           6,711
Inventories:
      Materials and Supplies                           574             613
      Projects in Process                            1,478             793
Prepaid Expenses                                         9              51
Deferred and Prepaid Income Taxes                      580             580
                                                   -------         -------

      Total Current Assets                          15,922          16,005

PROPERTY, PLANT AND EQUIPMENT

Land                                                   486             486
Buildings                                            3,025           3,025
Furniture, Fixtures, & Equipment                     7,274           7,028
Wind Tunnels & Instrumentation                       2,702           2,702
Building Improvements                                1,338           1,338
                                                   -------         -------
                                                    14,825          14,579
Less Accumulated Depreciation                        9,373           9,104
                                                   -------         -------
Property, Plant, and Equipment, net                  5,452           5,475


Total Assets                                       $21,374         $21,480
                                                   =======         =======

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsuis Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (continued)
                                                   March 31,     December 31,
                LIABILITIES                          1999            1998
                                                   -------         -------
                                                 (Unaudited)        (Note)
                                              (000's omitted, except share data)
CURRENT LIABILITIES

Current Maturities of
      Capital Lease Obligations                    $    81         $    99
Current Maturites of Long-Term
      Debt to Affiliated Companies                       0             400
Notes Payable                                        7,157           6,699
Accounts Payable:
      Trade                                          3,995           3,778
      Affiliated Companies                             697             654
Billings in Excess of Costs and Estimated
      Earnings on Uncompleted Contracts              1,829           1,416
Accrued Warranty and Losses                            709             703
Accrued Salaries and Wages                             823             595
Income Taxes Payable                                     1               1
Other Accrued Liabilities                              945           1,506
                                                   -------         -------

      Total Current Liabilities                     16,237          15,851

OTHER LIABILITIES

Deferred Income Taxes                                  480             480
Capital Lease Obligations,
      Less Current Maturities                          218             234
Commitments and Contingencies

STOCKHOLDERS' EQUITY

Common Stock - Authorized 10,000,000 Shares
      of $.20 Par Value; Issued 4,401,625 on
      March 31, 1999 and December 31, 1998             880             880

Additional Paid-in Capital                             900             900
Retained Earnings                                    2,659           3,135
                                                   -------         -------

      Total Stockholders' Equity                     4,439           4,915
                                                   -------         -------

Total Liabilities and Stockholders' Equity         $21,374         $21,480
                                                   =======         =======

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited, 000's omitted)

                                                          Three Months Ended
                                                               March 31,
                                                         1999             1998
                                                       -------          -------

Earned Revenue                                         $ 6,396          $ 7,054
Cost of Earned Revenue                                   5,435            5,588
                                                       -------          -------

      Gross Profit                                         961            1,466

Operating Expenses                                       1,220            1,174
                                                       -------          -------

      Operating Profit(Loss)                              (259)             292

Other Income (Expense)
      Interest Expense                                    (203)            (219)
      Other                                                 (6)              (3)
                                                       -------          -------
                                                          (209)            (222)
                                                       -------          -------

Income (Loss) Before Income Taxes                         (468)              70

Income Tax Expense                                          (8)              --
                                                       -------          -------

      Net Income (Loss)                                $  (476)         $    70
                                                       =======          =======

NET INCOME (LOSS) PER SHARE                            $ (0.11)         $  0.02
                                                       =======          =======

Dividends per Share                                       None             None

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, 000's omitted)

                                                                   Three Months Ended
                                                                        March 31,
                                                                   1999          1998
                                                                 -------       -------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                $  (476)      $    70
Adjustment to reconcile net income (loss)
   to net cash provided (used) by operating activities:
      Depreciation and Amortization                                  269           283
      (Increase) Decrease in Assets:
         Accounts Receivable                                       2,540        (2,191)
         Cost and Estimated Earnings in Excess of
            Billings on Uncompleted Contracts                     (1,746)          969
         Inventories                                                (646)          (82)
         Prepaid Expenses                                             42            35
      Increase (Decrease) in Liabilities:
         Accounts Payable and Accrued Expenses                       (67)          148
         Billings in Excess of Costs and Estimated Earnings
            on Uncompleted Contracts                                 413           267
                                                                 -------       -------
   Net Cash Provided (Used) by
      Operating Activities                                           329          (501)

CASH FLOW FROM INVESTING ACTIVITIES:
      Capital Expenditures                                          (246)          (63)
                                                                 -------       -------
   Net Cash Used in Investing Activities                            (246)          (63)

CASH FLOW FROM FINANCING ACTIVITIES:
      Net Borrowings under Line of Credit Agreement                  458           930
      Principal Payments under Capital Lease Obligations             (34)          (33)
      Principal Payments on Borrowings From Affiliates              (400)         (400)
                                                                 -------       -------
   Net Cash Provided (Used) by Financing Activities                   24           497

                                                                 -------       -------
NET CHANGE IN CASH                                                   107           (67)

CASH AT BEGINNING OF YEAR                                             16           117
                                                                 -------       -------
CASH AT END OF QUARTER                                           $   123       $    50
                                                                 =======       =======

                         AERO SYSTEMS ENGINEERING , INC.
                          (Subsidiary of Celsius Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited, 000's omitted)
                                 March 31, 1999

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

NOTE B - CONTRACTS IN PROCESS

         Information with respect to contracts in process follows:

                                                           March 31,   March 31,
                                                             1999        1998
                                                            -------     -------

         Costs Incurred on Uncompleted Contracts            $43,858     $34,911
         Estimated Earnings Thereon                          10,293       8,829
                                                            -------     -------

         Total Earned Revenue on Uncompleted Contracts       54,151      43,740
         Less Billings Applicable thereto                    47,523      36,864
                                                            -------     -------

                                                            $ 6,628     $ 6,876
                                                            =======     =======

         Included in Accompanying Balance Sheet
           Under Following Captions:
             Costs and Estimated Earnings in Excess of
               Billings on Uncompleted Contracts            $ 8,457     $ 7,372
             Billings in Excess of Costs and Estimated
               Earnings on Uncompleted Contracts              1,829         496
                                                            -------     -------

                                                            $ 6,628     $ 6,876
                                                            =======     =======

NOTE C - CONTINGENCIES AND COMMITMENT

         Guarantees of approximately $7,828,856 were outstanding on March 31, 1999 to various customers as bid bonds or in exchange for down payments or warranty performance bonds.

NOTE D - Earnings Per Share

         The Company completed a fifteen percent (15%) stock dividend during March ,1999. This resulted in the number of outstanding shares increasing from 3,827,573 to 4,401,625 during this period. The financial information in this report has been restated to reflect this stock dividend.

                         AERO SYSTEMS ENGINEERING, INC.
                         (A Subsidiary of Celsius Inc.)


Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

Financial Condition

First quarter 1999 (All dollar amounts are in thousands.)

Worldwide revenue for the first quarter 1999 totaled $6,396, which was a 9% decrease from $7,054 in the first quarter of last year. Net loss for the first quarter was $476 as compared to first quarter income of $70 last year.

The revenue decrease was attributable to the timing of the completion of several major projects at the end of 1998, and customers delaying the start on several new projects early in the first quarter 1999. The net loss for the quarter was mostly attributable to those delayed starts. Also, first quarter included a significant amount of work expended on one major contract that is not expected to meet the revenue and gross margin recognition threshold until second quarter. The costs incurred on this contract are carried in projects in process inventory, which accounts for the majority of the increase in this asset account.

Backlog of orders as of March 31, 1999 was $27,012 as compared with $26,518 and $12,040 as of December 31, 1998 and March 31, 1998, respectively. This 2% increase in the first quarter from December 31, 1998 is the result of winning several of the major proposals outstanding at the start of the year. The new proposal activity continues to be strong with a significant amount of proposals outstanding.

Cost of earned revenue for the first quarter, which includes manufacturing and engineering costs, was 85% as compared to 79% during the same period of last year. This increase is a result of the reduced revenues experienced in the first quarter available to absorb fixed operational costs, and contract cost-to-complete adjustments.

The Company recognizes revenue using the percentage of completion method for its long-term contracts. Estimates of revenues earned and expenses to be incurred to complete the contracts are made in conjunction with the preparation of the quarterly financial statements. However, final determination of the profitability of the contracts are subject to settlement of any final adjustments which may develop at the time the completed contract is accepted by the customer as well as risks inherent in estimates which are made during the course of the contract work.

Selling, general and administrative expenses of $998 were 16% of revenues during the first quarter 1998 as compared to $1,126 and 16% during the same period of last year. This decrease of $128 is mostly related to the lower bid and proposal expenses in the first quarter of 1999.

Research and development expenses were $222 during the first quarter as compared to $48 in the same period in 1998. This increase of $174 or 362% was the result of accelerating the efforts on several R&D projects to improve the functionality of the ASE 2000 Data Acquisition and Control System. During 1999, additional R & D will be incurred for continued enhancements to the ASE2000 in order to maintain a leadership role in the marketplace.

                         AERO SYSTEMS ENGINEERING, INC.
                         (A Subsidiary of Celsius Inc.)


Interest expense of $203 was incurred during the quarter as compared to $219 from the same period in the prior year. The average rate of interest on short-term borrowings has had little change while the average amount of borrowings outstanding has increased in the first quarter as compared to the first quarter of last year.

Capital expenditures were $246 as compared to $63 for the same period of last year. This increase of $183 is attributed to the purchase of equipment related to the new ERP software package that was acquired at the end of 1998. Additional capital expenditures will be used to complete the enhancement at the Aerotest Laboratory, and additional equipment will be purchased for R & D projects, and desktop upgrades.

The Company has completed an assessment and is modifying or replacing portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated at approximately $500,000, which includes $450,000 for the purchase of new hardware, software and implementation costs that will be capitalized and $50,000 that will be expensed as incurred. To date, the Company has incurred the majority of the acquisition costs, and about one-third of the implementation costs, which in total amounts to about $400,000.

The project is estimated to be completed by July 31, 1999, which is prior to any anticipated impact on its operating systems. Should the Company be unable to acquire and implement new systems and software prior to the year 2000, it will modify current systems and software to function properly with respect to dates in the year 2000. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

In addition to the Year 2000 issues relating to the computer systems, the Company is testing its non-IT systems for any other potential Year 2000 issues, and it is communicating with business partners and suppliers to determine if their Year 2000 compliance status will impact the operations of the Company. Any issues that are identified as a result of this process are expected to be corrected by mid-1999.

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

Accounts receivable at the end of the first quarter was $4,701 as compared with the year end balance of $7,241. This decrease of $2,540 was due mainly to the collection of several large invoices outstanding at the end of 1998.

Costs and estimated earnings in excess of billings on uncompleted contracts at the end of the first quarter increased $1,746 or 26%, to $8,457 as compared with the year-end balance. The Company recognizes profit on long-term projects on the percentage of completion basis, which permits earned revenue to be recognized prior to the time that progress payments are billed. When this occurs, amounts are added to this asset account for the recognition of earned revenue prior to the billing of progress payments. The increase since year-end is due to the timing of billing milestones related to the contracts. Billings are a function of contract terms and do not necessarily relate to the percentage of completion of a project.

                         AERO SYSTEMS ENGINEERING, INC.
                         (A Subsidiary of Celsius Inc.)


Accounts payable and accrued expenses at the end of the first quarter decreased $67 or 1% as compared to the year end balance. This was primarily due to the decreased procurement expenditures in the early phases of new contracts.

Notes payable balance was $7,157 as compared to the year end balance of $6,699, which is an increase of $458 or 7%. This increase is primarily the result of timing of project expenditures as compared to invoicing milestones.

The Company operates on a global basis and during an average year, generates approximately 50% of its revenues from international customers. This trend has continued for the last five years as foreign airlines and government agencies purchase products that ASE designs and produces. Most of the Company's contracts are denominated in U.S. dollars. However a few of them are denominated in the customer's local currency. Therefore, the Company has entered into several foreign exchange forward contracts having maturates within the next eighteen months. The face amounts represent U.S. dollar equivalents of a non-U.S. dollar denominated forward contract. The amounts at risk are not material and the Company has the financial ability to generate cash flows to offset the expected gain or losses when the contracts mature.

The Company has consistently relied upon bank credit lines during recent years as a source of its working capital resources and liquidity. Funds under these lines of credit are actually provided by Celsius Inc. and ultimately are guaranteed by AB Celsius Finance, the financial division of Celsius AB, a Swedish corporation. Celsius Inc., a United States corporation, is a wholly owned subsidiary of Celsius AB. Celsius Inc. owns approximately 80% of the outstanding shares of common stock of ASE. A first security interest in all assets of ASE has been granted to Celsius Inc., and a fee is paid through Celsius Inc.

ASE currently has bank lines of credit, which enable it to borrow up to a total of $6,000. As of March 31, 1999 $7,157 was used with no available balance remaining. Although the line of credit has a $6,000 limit, Celsius Inc. has allowed the Company to exceed this limit for short periods of time. The portion over $6,000 is assessed a higher interest rate of 10.75%. The Company believes that these bank lines of credit, along with cash flows from continuing operations, are adequate to support the Company's cash needs for the immediate future.

Highly competitive market conditions have minimized the margins on new contracts. Productivity improvements and cost reduction programs are continually being initiated to increase margins. The Company received ISO9001 certification in 1997, an international quality systems standard. This is expected to enhance our marketing effort on an international basis.

Looking ahead throughout the remainder of 1999, the contracts won in the first quarter of 1999 and the strong proposal activity is expected to result in a significant backlog increase and provide a solid base for the remainder of 1999.

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

          (b) No current reports on Form 8-K were filed during the quarter ended March 31, 1999.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date:  May 6, 1999                    /s/ Leon E. Ring
                                      ------------------------------------------
                                      Dr. Leon Ring, President and CEO


                                      /s/ Steven R. Hedberg
                                      ------------------------------------------
                                      Steven R. Hedberg, Chief Financial Officer