Form 10-Q
period 1999-06-30
AERO SYSTEMS ENGINEERING INC
filed 1999-08-06
CIK 2589

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended June 30, 1999

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from ___________ to ___________

     Commission file number 0-7390

                         Aero Systems Engineering, Inc.

             (Exact name of registrant as specified in its charter)

     Minnesota                                        41-0913117
     -----------------------------------------------------------------
     (State or other jurisdiction of                  (I.R.S  Employer
      incorporation or organization)                  Identification No.)

     358 East Fillmore Avenue, St. Paul, Minnesota    55107
     -----------------------------------------------------------
     (Address of principal executive offices)         (Zip Code)

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

                                 Yes _X_ No ___


     The number of shares of common stock, par value $.20 per share, outstanding as of June 30, 1999, was 4,401,625.

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)

                                    Form 10-Q


                           Quarter Ended June 30, 1999


                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

       Item 1       Financial Statements                                       3

       Item 2       Management's Discussion and Analysis of
                    Financial Condition and Results of Operation               8




PART II - OTHER INFORMATION

       Item 1       Legal Proceedings                                         11

       Item 4       Submission of Matters to a Vote of Security Holders       11

       Item 5       Other Items                                               11

       Item 6       Exhibits and Reports on Form 8-K                          12



SIGNATURES                                                                    12

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             June 30,      December 31,
                          ASSETS                               1999            1998
                          ------                           -----------     -----------
                                                           (Unaudited)        (Note)
                                                        (000's omitted, except share data)
CURRENT ASSETS
--------------

Cash and Cash Equivalents                                  $        66     $        16
Accounts Receivable, net                                         7,329           7,241
Costs and Estimated Earnings in
            Excess of Billings on Uncompleted
            Contracts                                            7,547           6,711
Inventories:
            Materials and Supplies                                 517             613
            Projects in Process                                    749             793
Prepaid Expenses                                                    60              51
Deferred and Prepaid Income Taxes                                  580             580
                                                           -----------     -----------

            Total Current Assets                                16,848          16,005

PROPERTY, PLANT AND EQUIPMENT
-----------------------------

Land                                                               486             486
Buildings                                                        3,025           3,025
Furniture, Fixtures, & Equipment                                 7,435           7,028
Wind Tunnels & Instrumentation                                   2,702           2,702
Building Improvements                                            1,338           1,338
                                                           -----------     -----------
                                                                14,986          14,579
Less Accumulated Depreciation                                    9,641           9,104
                                                           -----------     -----------
Property, Plant, and Equipment, net                              5,345           5,475


Total Assets                                               $    22,193     $    21,480
                                                           ===========     ===========

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsuis Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (continued)

                                                           June 30,      December 31,
                         LIABILITIES                         1999            1998
                         -----------                     -----------     -----------
                                                         (Unaudited)        (Note)
                                                      (000's omitted, except share data)
CURRENT LIABILITIES
-------------------

Current Maturities of
              Capital Lease Obligations                  $        73     $        99
Current Maturites of Long-Term
              Debt to Affiliated Companies                         0             400
Notes Payable                                                  5,704           6,699
Accounts Payable:
              Trade                                            2,315           3,778
              Affiliated Companies                               761             654
Billings in Excess of Costs and Estimated
              Earnings on Uncompleted Contracts                5,106           1,416
Accrued Warranty and Losses                                      709             703
Accrued Salaries and Wages                                       904             595
Income Taxes Payable                                               1               1
Other Accrued Liabilities                                      1,954           1,506
                                                         -----------     -----------

              Total Current Liabilities                       17,527          15,851

OTHER LIABILITIES
-----------------

Deferred Income Taxes                                            480             480
Capital Lease Obligations,
              Less Current Maturities                            201             234
Commitments and Contingencies

STOCKHOLDERS' EQUITY
--------------------

Common Stock - Authorized 10,000,000 Shares
              of $.20 Par Value; Issued 4,401,625 on
              June 30, 1999 and December 31, 1998                880             880

Additional  Paid-in Capital                                      900             900
Retained Earnings                                              2,205           3,135
                                                         -----------     -----------

              Total Stockholders' Equity                       3,985           4,915
                                                         -----------     -----------

Total Liabilities and Stockholders' Equity               $    22,193     $    21,480
                                                         ===========     ===========

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

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius, Inc.)
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited, 000's omitted)

                                              Three Months Ended              Six Months Ended
                                                   June 30                         June 30
                                             1999            1998            1999            1998
                                         ---------------------------     ---------------------------
Earned Revenue                           $     8,715     $     6,495     $    15,111     $    13,549
Cost of Earned Revenue                         7,645           5,127          13,080          10,715
                                         -----------     -----------     -----------     -----------

              Gross Profit                     1,070           1,368           2,031           2,834

Operating Expenses                             1,336           1,065           2,556           2,239
                                         -----------     -----------     -----------     -----------

              Operating Profit (Loss)           (266)            303            (525)            595

Other Income (Expense)
              Interest Expense                  (206)           (217)           (409)           (436)
              Other                               20              10              14               7
                                         -----------     -----------     -----------     -----------
                                                (186)           (207)           (395)           (429)
                                         -----------     -----------     -----------     -----------

Income (Loss) Before Income Taxes               (452)             96            (920)            166

Income Tax Expense                                (2)             --             (10)             --
                                         -----------     -----------     -----------     -----------

              Net Income (Loss)          $      (454)    $        96     $      (930)    $       166
                                         ===========     ===========     ===========     ===========

NET INCOME ( LOSS) PER SHARE             $     (0.10)    $      0.02     $     (0.21)    $      0.04
                                         ===========     ===========     ===========     ===========

Dividends per Share                             None            None            None            None

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, 000's omitted)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                             1999           1998
                                                                          -------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                         $     (930)    $      166
Adjustment to reconcile net income (loss)
          to net cash provided (used) by operating activities:
               Depreciation and Amortization                                     537            566
               (Increase) Decrease in Assets:
                    Accounts Receivable                                          (88)        (1,287)
                    Cost and Estimated Earnings in Excess of
                       Billings on Uncompleted Contracts                        (836)         2,307
                    Inventories                                                  140            (37)
                    Prepaid Expenses                                              (9)           114
               Increase (Decrease) in Liabilities:
                    Accounts Payable and Accrued Expenses                       (593)        (1,683)
                    Billings in Excess of Costs and Estimated Earnings
                       on Uncompleted Contracts                                3,690            544
                                                                          ----------     ----------
          Net Cash Provided (Used) by
               Operating Activities                                            1,911            690

CASH FLOW FROM INVESTING ACTIVITIES:
               Capital Expenditures                                             (407)          (150)
                                                                          ----------     ----------
          Net Cash Used in Investing Activities                                 (407)          (150)

CASH FLOW FROM FINANCING ACTIVITIES:
               Net Borrowings under Line of Credit Agreement                    (995)          (139)
               Principal Payments under Capital Lease Obligations                (59)           (67)
               Principal Payments on Borrowings From Affiliates                 (400)          (400)
                                                                          ----------     ----------
          Net Cash Provided (Used) by Financing Activities                    (1,454)          (606)

                                                                          ----------     ----------
NET CHANGE IN CASH                                                                50            (66)

CASH AT BEGINNING OF YEAR                                                         16            117
                                                                          ----------     ----------
CASH AT END OF QUARTER                                                    $       66     $       51
                                                                          ==========     ==========

                 AERO SYSTEMS ENGINEERING, INC. -- CONSOLIDATED
                          (Subsidiary of Celsius Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited, 000's omitted)
                                 June 30, 1999

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ending June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

NOTE B - CONTRACTS IN PROCESS

     Information with respect to contracts in process follows:

                                                         June 30,      June 30,
                                                           1999          1998
                                                        ----------    ----------

Costs Incurred on Uncompleted Contracts                 $   50,276    $   38,930
Estimated Earnings Thereon                                  11,667         9,529
                                                        ----------    ----------

Total Earned Revenue on Uncompleted Contracts               61,943        48,459
Less Billings Applicable Thereto                            59,502        43,198
                                                        ----------    ----------

                                                        $    2,441    $    5,261
                                                        ==========    ==========

Included in Accompanying Balance Sheet
  Under Following Captions:
           Costs and Estimated Earnings in Excess of
              Billings on Uncompleted Contracts         $    7,547    $    6,034
           Billings in Excess of Costs and Estimated
              Earnings on Uncompleted Contracts              5,106           773
                                                        ----------    ----------

                                                        $    2,441    $    5,261
                                                        ==========    ==========

NOTE C - CONTINGENCIES AND COMMITMENT

     Guarantees of approximately $8,811,795 were outstanding on June 30, 1999 to various customers as bid bonds or in exchange for down payments or warranty performance bonds.

NOTE D - Earnings Per Share

     The Company completed a fifteen percent (15%) stock dividend during March, 1999. This resulted in the number of outstanding shares increasing from 3,827,573 to 4,401,625 during that period. The financial information in this report has been restated to reflect this stock dividend.

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)


Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

Financial Condition

Second quarter 1999 (All dollar amounts are in thousands.)

Worldwide revenue for the second quarter 1999 totaled $8,715, which was a 34% increase from $6,495 in the second quarter of last year. Net loss for the second quarter was $454 as compared to second quarter income of $96 last year.

The revenue increase was mostly attributable to the impact of one large project achieving the revenue recognition threshold during the second quarter, recording revenues for work completed from the fourth quarter 1998 through the second quarter 1999. Also, there was significantly higher backlog going into 1999 compared to the backlog at the start of 1998. The loss in the second quarter was mostly attributable to higher than expected costs on a major turnkey project and the recording of additional costs related to the final settlement of a long outstanding legal dispute.

Backlog of orders as of June 30, 1999 was $24,372 as compared with $26,518 and $11,151 as of December 31, 1998 and June 30, 1998, respectively. This 8% decrease from December 31, 1998 was related to delays in customer decisions on several major outstanding proposals during the first half of 1999. The backlog as of June 30, 1999 does not include the NASA second quarter 1998 task order contract award with a potential value of $38 million over five years. As the firm definitive task orders are issued under this contract, they will be included in the backlog calculation. The proposal activity continues to be strong for data acquisition systems and turnkey projects.

Cost of earned revenue for the second quarter, which includes manufacturing and engineering costs, was 88% as compared to 79% during the same period of last year. The increase during this period is related to the higher than expected costs incurred on the one major turnkey project and the recording of additional reserves relating to the outstanding legal dispute.

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

Selling, general and administrative expenses of $1,074 were 12% of revenues during the second quarter of 1999 as compared to $987 and 15% during the same period of last year. This increase of $87 or 9% was primarily related to increased outside legal and administrative expenses in second quarter 1999.

Research and development expenses were $262 during the second quarter as compared to $78 in the same period in 1998. This increase of $184 was a result of increased efforts on specific ASE2000 projects. During 1999, additional R & D will be incurred for continued enhancements to the ASE2000 in order to maintain a leadership role in the marketplace.

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)

Capital expenditures for the second quarter were $161 as compared to $87 for the same period of last year. It is expected that for the remainder of 1999, additional capital expenditures will be used to complete the enhancement at the Aerotest Laboratory, to purchase additional equipment for R & D projects, engineering departments, and to complete the replacement of the main computer system.

The Company has completed an assessment and is modifying or replacing portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated at approximately $650,000, which includes $600,000 for the purchase of new hardware, software and implementation costs that will be capitalized and $50,000 that will be expensed as incurred. To date, the Company has incurred approximately $550,000 of the Year 2000 project costs, consisting of most of the acquisition costs, and approximately two-thirds of the implementation costs.

The Year 2000 project is estimated to be completed by late September 1999, which is prior to any anticipated impact on the Company's operating systems. Should the Company be unable to acquire and implement new systems and software prior to January 1, 2000, it will modify current systems and software to function properly with respect to dates in the year 2000. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

In addition to the Year 2000 issues relating to the computer systems, the Company is testing its non-IT systems for any other potential Year 2000 issues, and it is communicating with business partners and suppliers to determine if their Year 2000 compliance status will impact the operations of the Company. Any issues that are identified as a result of this process are expected to be corrected by September 1999.

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Interest expense of $206 was incurred during the second quarter of 1999, as compared to $217 from the same period in the prior year. The average rate of interest on short-term borrowings and the average amount of borrowings outstanding are slightly lower during the second quarter of 1999 as compared to the second quarter of last year.

Accounts receivable at the end of the second quarter was $7,329 as compared with the year end balance of $7,241. This increase of $88 was due mainly to invoice timing on several large contracts.

Costs and estimated earnings in excess of billings on uncompleted contracts at the end of the second quarter increased $836 or 12%, to $7,547 as compared with the balance at December 31, 1998. The Company recognizes profit on long-term projects on the percentage of completion basis, which permits earned revenue to be recognized prior to the time that progress payments are billed. When this occurs, amounts are added to this asset account for the recognition of earned revenue prior to the billing of progress payments. The increase since year-end is due to the timing of billing milestones related to the contracts. Billings are a function of contract terms and do not necessarily relate to the percentage of completion of a project.

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)

Notes payable balance was $5,704 as compared to the year end balance of $6,699, which is a decrease of $995 or 15%. This decrease is primarily the result of timing of project expenditures as compared to invoicing milestones.

Accounts payable and accrued expenses at the end of the second quarter decreased $593 or 8% as compared to the year end balance. This was primarily due to several projects nearing completion with all equipment previously shipped and installed therefore reducing vendor commitments.

Billings in excess of costs and estimated earnings on uncompleted contracts increased $3,690 during the second quarter to $5,106. Most of this increase is attributable to down payments and invoicing terms on two large contracts.

The Company operates on a global basis, and during an average year, it generates approximately 50% of its revenues from international customers. This trend has continued for the last five years as foreign airlines and government agencies purchase products that ASE designs and produces. Most of the Company's contracts are denominated in U.S. dollars. However, a few of them are denominated in the customer's local currency. Therefore, the Company has entered into several foreign exchange forward contracts having maturities within the next eighteen months. The face amounts represent U.S. dollar equivalents of a non-U.S. dollar denominated forward contract. The amounts at risk are not material and the Company has the financial ability to generate cash flows to offset the expected gain or losses when the contracts mature.

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

The Company currently has bank lines of credit which enable it to borrow up to a total of $6,000. As of June 30, 1999, $5,704 was used, with $296 available balance remaining. Although the line of credit has a $6,000 limit, Celsius Inc. has allowed the Company to exceed this limit for short periods of time. The portion over $6,000 is assessed a higher interest rate of 10.75%. The Company believes that these bank lines of credit, along with cash flows from continuing operations, are adequate to support the Company's cash needs for the immediate future.

Highly competitive market conditions have minimized the margins on new contracts. Productivity improvements and cost reduction programs are continually being initiated to increase margins. The Company received ISO9001 certification in 1997, an international quality systems standard. This is expected to enhance the Company's marketing effort on an international basis.

Looking ahead throughout the remainder of 1999, improved margins are expected as the engineering phase of the new projects are completed. This plus the high backlog gives us solid base for the rest of 1999.

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

        (a) In August 1993 the Company entered into a subcontract with Opron Inc. ("Opron"), a Quebec company, which was the prime contractor on a jet engine test cell project. Late in 1995, a dispute arose between the Company and Opron, which has resulted in a withdrawal against an existing CDN $872,042 Letter of Credit. During the second quarter, additional reserves were established in anticipation of a settlement of this matter. During the period between June 30, 1999 to the date of this filing, the final settlement of this legal matter occurred.

Item 4: Submission of Matters to a Vote of Security Holders

        (a)     The Company held its annual meeting on June 2, 1999.

        (b) The Company solicited proxies for the annual meeting pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the Company's Proxy Statement prepared for the meeting, and all such nominees were elected.

        The nominees consisted of all directors serving as such at the time of the annual meeting, and all such nominees were re-elected as directors. The directors elected consisted of Christer Persson, Dr. Leon E. Ring, Robert A. Davis, A. L. Maxson and Richard A. Hoel. The votes cast for, against and withheld (if any) with respect to each director, and the number of broker non-votes with respect to each such director, were as follows:

                                      Number of Votes
                               -----------------------------        Number of
        Name of Director          For     Against   Withheld    Broker Non-Votes
        ----------------          ---     -------   --------    ----------------

        Christer Persson       4,109,912     0        5691              0
        Dr. Leon E. Ring       4,109,912     0        5691              0
        Robert A. Davis        4,109,912     0        5691              0
        A. L. Maxson           4,109,912     0        5691              0
        Richard A. Hoel        4,109,912     0        5691              0


Item 5: Other Items

        (a) In April 1999 the Company received notification from Nasdaq that its securities will continue to be listed on the Nasdaq SmallCap Market. Nasdaq had previously notified the Company that its stock was subject to delisting for not meeting the market value public float requirement.

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)


Item 6: Exhibits and Reports on Form 8-K

        (a)     No exhibits are included in this filing.

        (b) No current reports on Form 8-K were filed during the quarter ended June 30, 1999.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



Date:  August 5, 1999                 /s/ Dr. Leon Ring
                                      ------------------------------------------
                                      Dr. Leon Ring, President and CEO

                                      /s/ Steven R. Hedberg
                                      ------------------------------------------
                                      Steven R. Hedberg, Chief Financial Officer