Form 10-Q
period 1999-09-30
AERO SYSTEMS ENGINEERING INC
filed 1999-11-05
CIK 2589

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended September 30, 1999

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

                                   Yes _X_ No


         As of September 30, 1999, 4,401,625 shares of common stock, par value $.20 per share, were outstanding.

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)

                                    Form 10-Q


                        Quarter Ended September 30, 1999


                                                                           Page
                                                                           ----

PART I - FINANCIAL INFORMATION

         Item 1      Financial Statements                                    3

         Item 2      Management's Discussion and Analysis of
                     Financial Condition and Results of Operations           8



PART II - OTHER INFORMATION

         Item 1      Legal Proceedings                                      11

         Item 6      Exhibits and Reports on Form 8-K                       11

         Signatures                                                         11

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  September 30,       December 31,
              ASSETS                                  1999                1998
              ------                              -------------       ------------
                                                   (Unaudited)           (Note)
                                                 (000's omitted, except share data)
CURRENT ASSETS
--------------

Cash and Cash Equivalents                         $         60        $         16
Accounts Receivable, net                                 5,144               7,241
Costs and Estimated Earnings in
         Excess of Billings on Uncompleted
         Contracts                                       6,480               6,711
Inventories:
         Materials and Supplies                            537                 613
         Projects in Process                               830                 793
Prepaid Expenses                                           122                  51
Deferred and Prepaid Income Taxes                          580                 580
                                                  ------------        ------------

         Total Current Assets                           13,753              16,005

PROPERTY, PLANT AND EQUIPMENT
-----------------------------

Land                                                       486                 486
Buildings                                                3,025               3,025
Furniture, Fixtures, & Equipment                         7,744               7,028
Wind Tunnels & Instrumentation                           2,702               2,702
Building Improvements                                    1,338               1,338
                                                  ------------        ------------
                                                        15,295              14,579
Less Accumulated Depreciation                            9,880               9,104
                                                  ------------        ------------
Property, Plant, and Equipment, net                      5,415               5,475


Total Assets                                      $     19,168        $     21,480
                                                  ============        ============

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsuis Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (continued)

                                                           September 30,       December 31,
                     LIABILITIES                               1999                1998
                     -----------                           -------------       ------------
                                                            (Unaudited)           (Note)
                                                          (000's omitted, except share data)
CURRENT LIABILITIES
-------------------

Current Maturities of
           Capital Lease Obligations                       $         73        $         99
Current Maturites of Long-Term
           Debt to Affiliated Companies                               0                 400
Notes Payable                                                     4,667               6,699
Accounts Payable:
           Trade                                                  1,474               3,778
           Affiliated Companies                                     138                 654
Billings in Excess of Costs and Estimated
           Earnings on Uncompleted Contracts                      3,818               1,416
Accrued Warranty and Losses                                         610                 703
Accrued Salaries and Wages                                          894                 595
Income Taxes Payable                                                  1                   1
Other Accrued Liabilities                                         2,443               1,506
                                                           ------------        ------------

           Total Current Liabilities                             14,118              15,851

OTHER LIABILITIES
-----------------

Deferred Income Taxes                                               480                 480
Capital Lease Obligations,
           Less Current Maturities                                  196                 234
Commitments and Contingencies

STOCKHOLDERS' EQUITY
--------------------

Common Stock - Authorized 10,000,000 Shares
           of $.20 Par Value; Issued 4,401,625 on
           September 30, 1999 and December 31, 1998                 880                 880

Additional Paid-in Capital                                          900                 900
Retained Earnings                                                 2,594               3,135
                                                           ------------        ------------

           Total Stockholders' Equity                             4,374               4,915
                                                           ------------        ------------

Total Liabilities and Stockholders' Equity                 $     19,168        $     21,480
                                                           ============        ============

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

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius, Inc.)

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited, 000's omitted)

                                           Three Months Ended                 Nine Months Ended
                                              September 30                       September 30
                                          1999             1998              1999            1998
                                      -----------------------------     -----------------------------
Earned Revenue                        $      7,841     $      5,982     $     22,952     $     19,531
Cost of Earned Revenue                       5,991            4,587           19,071           15,302
                                      ------------     ------------     ------------     ------------

           Gross Profit                      1,850            1,395            3,881            4,229

Operating Expenses                           1,292            1,039            3,848            3,278
                                      ------------     ------------     ------------     ------------

           Operating Profit (Loss)             558              356               33              951

Other Income (Expense)
           Interest Expense                   (165)            (220)            (574)            (656)
           Other                                (1)              (4)              13                3
                                      ------------     ------------     ------------     ------------
                                              (166)            (224)            (561)            (653)
                                      ------------     ------------     ------------     ------------

Income (Loss) Before Income Taxes              392              132             (528)             298

Income Tax Expense                              (3)              --              (13)              --
                                      ------------     ------------     ------------     ------------

           Net Income (Loss)          $        389     $        132     $       (541)    $        298
                                      ============     ============     ============     ============

NET INCOME (LOSS) PER SHARE           $       0.09     $       0.03     $      (0.12)    $       0.07
                                      ============     ============     ============     ============

Dividends per Share                       None             None             None             None

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, 000's omitted)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                          1999            1998
                                                                     -----------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                    $       (541)    $        298
Adjustment to reconcile net income (loss)
        to net cash provided (used) by operating activities:
           Depreciation and Amortization                                      776              848
           (Increase) Decrease in Assets:
               Accounts Receivable                                          2,097             (212)
               Cost and Estimated Earnings in Excess of
                  Billings on Uncompleted Contracts                           231              957
               Inventories                                                     39              (65)
               Prepaid Expenses                                               (71)              58
           Increase (Decrease) in Liabilities:
               Accounts Payable and Accrued Expenses                       (1,677)          (2,060)
               Billings in Excess of Costs and Estimated Earnings
                  on Uncompleted Contracts                                  2,402              537
                                                                     ------------     ------------
        Net Cash Provided (Used) by
           Operating Activities                                             3,256              361

CASH FLOW FROM INVESTING ACTIVITIES:
           Capital Expenditures                                              (716)            (290)
                                                                     ------------     ------------
        Net Cash Used in Investing Activities                                (716)            (290)

CASH FLOW FROM FINANCING ACTIVITIES:
           Net Borrowings under Line of Credit Agreement                   (2,032)             726
           Principal Payments under Capital Lease Obligations                 (64)            (102)
           Principal Payments on Borrowings From Affiliates                  (400)            (800)
                                                                     ------------     ------------
        Net Cash Provided (Used) by Financing Activities                   (2,496)            (176)

                                                                     ------------     ------------
NET CHANGE IN CASH                                                             44             (105)

CASH AT BEGINNING OF YEAR                                                      16              117
                                                                     ------------     ------------
CASH AT END OF QUARTER                                               $         60     $         12
                                                                     ============     ============

                 AERO SYSTEMS ENGINEERING , INC. -- CONSOLIDATED
                          (Subsidiary of Celsius Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited, 000's omitted)
                               September 30, 1999

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ending September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

NOTE B - CONTRACTS IN PROCESS

         Information with respect to contracts in process follows:

                                                   September 30,   September 30,
                                                        1999           1998
                                                   -------------   -------------

Costs Incurred on Uncompleted Contracts            $     37,325    $     42,034
Estimated Earnings Thereon                                7,589          10,235
                                                   ------------    ------------

Total Earned Revenue on Uncompleted Contracts            44,914          52,269
Less Billings Applicable Thereto                         42,252          45,651
                                                   ------------    ------------

                                                   $      2,662    $      6,618
                                                   ============    ============

Included in Accompanying Balance Sheet
  Under Following Captions:
     Costs and Estimated Earnings in Excess of
       Billings on Uncompleted Contracts           $      6,480    $      7,384
     Billings in Excess of Costs and Estimated
       Earnings on Uncompleted Contracts                  3,818             766
                                                   ------------    ------------

                                                   $      2,662    $      6,618
                                                   ============    ============

NOTE C - CONTINGENCIES AND COMMITMENT

         Guarantees of approximately $9,915,069 were outstanding on September 30, 1999 to various customers as bid bonds or in exchange for down payments or warranty performance bonds.

NOTE D - Earnings Per Share

         The Company completed a fifteen percent (15%) stock dividend during March, 1999. This resulted in the number of outstanding shares increasing from 3,827,573 to 4,401,625 shares during that period. The financial information in this report has been restated to reflect this stock dividend.

                         AERO SYSTEMS ENGINEERING, INC.
                         (A Subsidiary of Celsius Inc.)


Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

Financial Condition

Third quarter 1999 (All dollar amounts are in thousands.)

Worldwide revenue for the third quarter 1999 totaled $7,841, which was a 31% increase from $5,982 in revenue for the third quarter of last year. Net income for the third quarter was $389 as compared to a third quarter income of $132 last year.

The revenue increase was mostly attributable to the impact of a large project that achieved revenue recognition threshold during the second quarter and the impact of performing several Year 2000 computer system upgrades for customers.

Backlog of orders as of September 30, 1999 was $18,096 as compared with $26,518 and $31,131 as of December 31, 1998 and September 30, 1998, respectively. This 32% decrease from year-end was related to slower order intake during the first three quarters of 1999 and the conversion of backlog into revenue for one large wind tunnel project. The backlog as of September 30, 1999 does not include the NASA task order contract awarded in the second quarter 1998 with a potential value of $38 million over five years. As the firm definitive task orders are issued under this contract, they will be included in the backlog calculation. The proposal activity continues to be strong in all areas of the business.

Cost of earned revenue for the third quarter, which includes manufacturing and engineering costs, was 76% as compared to 77% during the same period of last year. This improvement is primarily a result of improved project margins. The third quarter improvement over the first half of the year is related to the inclusion in the first half of 1999 cost of earned revenue additional reserves for the settlement of a long outstanding lawsuit and higher than expected construction costs on one major contract.

The Company recognizes revenue using the percentage of completion method for its long-term contracts. Estimates of revenues earned and expenses to be incurred to complete the contracts are made in conjunction with the preparation of the quarterly financial statements. However, final determination of the profitability of the contracts is subject to settlement of any final claims which may develop at the time the completed contract is accepted by the customer as well as risks inherent in estimates which are made during the course of the contract work.

Selling, general and administrative expenses of $1,165 were 15% of revenues during the third quarter of 1999 as compared to $874 and 15% during the same period of last year. This increase of $291 or 33% was primarily related to increased bid and proposal activities.

Research and development expenses were $127 during the third quarter of 1999 as compared to $165 in the same period in 1998. During 1999, additional R & D will be incurred for continued enhancements to the ASE2000 in order to maintain a leadership role in the marketplace.

Capital expenditures for the third quarter 1999 were $309 as compared to $290 for the same period of last year. It is expected that for the remainder of 1999, additional capital expenditures will be used to complete

                         AERO SYSTEMS ENGINEERING, INC.
                         (A Subsidiary of Celsius Inc.)


the enhancement at the Aerotest Laboratory, to purchase additional equipment for R & D projects, engineering departments, and to complete the replacement of the main computer system.

The Company has completed an assessment and is modifying or replacing portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated at approximately $800,000, which includes $750,000 for the purchase of new hardware, software and implementation costs that will be capitalized and $50,000 that will be expensed as incurred. To date, the Company has incurred approximately $730,000 of the Year 2000 project costs, consisting of all of the acquisition costs, and approximately ninety percent of the implementation costs.

The Year 2000 project which is over 90 percent complete will be completed by the end of November 1999, which is prior to any anticipated impact on the Company's operating systems. Should the Company be unable to acquire and implement new systems and software prior to January 1, 2000, it will modify current systems and software to function properly with respect to dates in the year 2000. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 issue could have a material impact on the operations of the Company.

In addition to the Year 2000 issues relating to the computer systems, the Company is testing its non-IT systems for any other potential Year 2000 issues, and it is communicating with business partners and suppliers to determine if their Year 2000 compliance status will impact the operations of the Company. Any issues that are identified as a result of this process are expected to be corrected by the end of November 1999.

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

Interest expense of $165 was incurred during the third quarter of 1999 as compared to $220 from the same period in the prior year. The average rate of interest on short-term borrowings has had little change and the average amount of borrowings outstanding during the third quarter is lower than the third quarter of last year.

Accounts receivable at the end of the third quarter was $5,144 as compared with the year-end 1998 balance of $7,241. This decrease of $2,097 was due mainly to invoice timing on several large contracts.

Costs and estimated earnings in excess of billings on uncompleted contracts at the end of the third quarter decreased $231, or 3%, to $6,480 as compared with the year-end 1998 balance. The Company recognizes profit on long-term projects on the percentage of completion basis, which permits earned revenue to be recognized prior to the time that progress payments are billed. When this occurs, amounts are added to this asset account for the recognition of earned revenue prior to the billing of progress payments. The decrease

                         AERO SYSTEMS ENGINEERING, INC.
                         (A Subsidiary of Celsius Inc.)


since year-end is due to achieving billing milestones related to the contracts. Billings are a function of contract terms and do not necessarily relate to the percentage of completion of a project.

Notes payable balance was $4,667 as compared to the year-end 1998 balance of $6,699, which is a decrease of $2,032 or 30%. This decrease is primarily the result of improved project cash flows and increased customer down payments.

Accounts payable and accrued expenses at the end of the third quarter decreased $1,677 or 23% as compared to the year-end 1998 balance. This was primarily due to several projects nearing completion, with all equipment previously shipped and installed, therefore reducing vendor commitments. The new projects are now moving into the procurement phase, which will increase vendor commitments.

Billings in excess of costs and estimated earnings on uncompleted contracts at the end of the third quarter increased $2,402 to $3,818 compared to the year-end 1998 balance of $1416. Most of this increase is attributable to down payments and invoicing terms on two large contracts.

The Company operates on a global basis, and during an average year, it generates approximately 50% of its revenues from international customers. This trend has continued for the last five years as foreign airlines and government agencies purchase products that ASE designs and produces. Most of the Company's contracts are denominated in U.S. dollars. However, a few of them are denominated in the customer's local currency. Therefore, the Company has entered into several foreign exchange forward contracts having maturities within the next eighteen months. The face amounts represent U.S. dollar equivalents of a non-U.S. dollar denominated forward contract. The amounts at risk are not material, and the Company has the financial ability to generate cash flows to offset the expected gain or losses when the contracts mature.

The Company has consistently relied upon bank credit lines during recent years as a source of its working capital resources and liquidity. Funds under these lines of credit are actually provided by Celsius Inc. and ultimately are guaranteed by AB Celsius Finance, the financial division of Celsius AB, a Swedish corporation. Celsius Inc., a United States corporation, is a wholly owned subsidiary of Celsius AB. Celsius Inc. owns approximately 80% of the outstanding shares of common stock of ASE. A first security interest in all assets of ASE has been granted to Celsius Inc., and a management fee is paid to Celsius Inc.

ASE currently has bank lines of credit, which enable it to borrow up to a total of $6,000. As of September 30, 1999, $4,667 was used, with a $1333 available balance remaining. Although the line of credit has a $6,000 limit, Celsius Inc. has allowed the Company to exceed this limit for short periods of time. The portion over $6,000 is assessed a higher interest rate of 10.75 per annum. The Company believes that these bank lines of credit, along with cash flows from continuing operations, are adequate to support the Company's cash needs for the immediate future.

Highly competitive market conditions have minimized the margins on new contracts. Productivity improvements and cost reduction programs are continually being initiated to increase margins. The Company received ISO9001 certification in 1997, an international quality systems standard. This continues to enhance the Company's marketing effort on an international basis.

Looking ahead throughout the remainder of 1999, improved margins should continue as the engineering phase of the new projects are completed and the procurement phase begin. This, plus the high backlog, gives the Company a solid base for the rest of 1999.

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)


PART II - OTHER INFORMATION

Item 1: Legal Proceedings

         (a) In August 1993 the Company entered into a subcontract with Opron Inc. ("Opron"), a Quebec company, which was the prime contractor on a jet engine test cell project. Late in 1995, a dispute arose between the Company and Opron, which has resulted in a withdrawal against an existing CDN $872,042 Letter of Credit. During the second quarter, additional reserves were established in anticipation of a settlement of this matter. During July 1999 the final settlement of this legal matter occurred.

Item 6: Exhibits and Reports on Form 8-K

         (a)      No exhibits are included in this filing.

         (b) No current reports on Form 8-K were filed during the quarter ended September 30, 1999.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date:  November 2, 1999
                                            /s/ Charles Loux
                                     -------------------------------------------
                                     Charles Loux, President and CEO

                                            /s/ Steven R. Hedberg
                                     -------------------------------------------
                                     Steven R. Hedberg, Chief Financial Officer