Form 10-K405
period 1999-12-31
AERO SYSTEMS ENGINEERING INC
filed 2000-02-22
CIK 2589

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the fiscal year ended December 31, 1999       Commission file number 0-7390
                          -----------------       -----------------------------


                         AERO SYSTEMS ENGINEERING, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

    Minnesota                                                   41-0913117
 ----------------------                                     ---------------
(State of incorporation)                                   (I.R.S. Employer
                                                           Identification No.)

358 East Fillmore Avenue, St. Paul, Minnesota                     55107
---------------------------------------------                   ---------
     (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code           (651) 227-7515


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

                                    Yes X   No
                                       ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 2000 was approximately $1,532,299 based upon the average of the closing bid and asked prices of the stock on such date.

The number of common shares outstanding as of January 31, 2000 was 4,401,625.

                                TABLE OF CONTENTS


                                                                                                      Page
                                                                                                      ----

DOCUMENTS INCORPORATED BY REFERENCE.....................................................................3

CROSS-REFERENCE SHEET BETWEEN ITEMS IN PART III
OF FORM 10-K AND PROXY STATEMENT PURSUANT TO
GENERAL INSTRUCTION G(4)................................................................................4



PART I


Item 1.  Business.......................................................................................5

Item 2.  Properties.....................................................................................9

Item 3.  Legal Proceedings.............................................................................10

Item 4.  Submission of Matters to a Vote of Security Holders...........................................10

PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters...........................................................................11

Item 6.  Selected Financial Data.......................................................................12

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................................................12

Item 7a. Quantitative and Qualitative Disclosure about Market Risk.....................................14

Item 8.  Financial Statements and Supplementary Data...................................................15

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure..........................................................................33

PART III

Item 10.  Item 13.  See Documents Incorporated by Reference............................................33

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................33

Signatures.............................................................................................34

DOCUMENTS INCORPORATED BY REFERENCE


The following documents are incorporated by reference into the Form 10-K:

                                                  PARTS OF FORM 10-K INTO WHICH
                                                          INCORPORATED BY
                                 DOCUMENT                   REFERENCE
--------------------------------------------------------------------------------

Proxy Statement to be filed on or before May 1, 2000
   for the annual meeting of shareholders on May 31, 2000                 III

CROSS-REFERENCE SHEET BETWEEN ITEMS IN PART III OF FORM 10-K AND PROXY STATEMENT PURSUANT TO GENERAL INSTRUCTION G(4)


                                                                               SUBJECT HEADINGS IN
                                DOCUMENT                                         PROXY STATEMENT
-----------------------------------------------------------------------------------------------------------

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

                                       4

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

Approximately 80% of the Company's outstanding common stock is owned by Celsius Inc. Celsius Inc. is a wholly-owned subsidiary of Celsius AB, which is a Swedish company. Celsius AB is also publicly traded in Sweden and is partially owned by the Swedish government. At the time of this Form 10-K filing, SAAB AB is in the process of attempting to acquire all of the outstanding shares of Celsius AB. According to SAAB AB, it expects to conclude its acquisition of Celsius AB by early March 2000.

The plan of operations for 2000 with respect to the Company is to continue with its current activities and operations in the test cell, wind tunnel and aerodynamic testing markets. In addition, the Company plans to explore new markets as deemed appropriate through acquisitions or using joint ventures with established companies. Acoustic measurement processes to measure noise levels are technologies where the Company is creating new customers and providing additional value to existing customers.

Lines of Business/Segment Reporting - The Company is engaged in two lines of business. The first is related to the design, equipping, manufacture and construction of test facilities for turbine engines, engine accessories and wind tunnels. The second business line is providing aeropropulsion component testing and aerodynamic testing services at the Aerotest Laboratory facility. The Company regards these lines of business as being in their entirety one segment of business.

Products and Services - The Company's products and services include the following:

  - Design and overall project management for construction of jet engine testing facilities and wind tunnel testing facilities;
  - Design and manufacture of electronic and mechanical turbine engine testing equipment;
  -   Providing of aerodynamic and propulsion system testing services;
  - Application of engineering technology to specific engine and aerodynamic testing problems.

The Company undertakes research and development projects by applying leading edge technology to customer situations in engine, wind tunnel and aerodynamic testing.

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

Sales of test facilities have resulted principally from direct customer contracts, independent sales agents and the Company's internal marketing staff.

Raw Materials - The principal raw materials used by the Company are raw and fabricated steel and aluminum. Various electronic components are also purchased and assembled into completed units. These materials are readily available from a number of suppliers. Therefore, the Company anticipates no difficulty in securing an alternate source of supply of these products should it be unable to obtain materials from its present suppliers.

Patents and Trademarks - The Company currently owns several patents relating to a free piston shock tube and for a test cell stack design. The Company has applied to various foreign countries' patent offices to register the U.S. patents in those countries.

Periodically, the Company seeks trademark protection for certain of its products. The Company does not hold nor has it issued any significant licenses, franchises or concessions. While the Company may apply for patents on some of its instruments or components thereof, generally, the Company does not consider the patentability or the protection that may be afforded by patents to be material to its present business.

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

Availability of working capital financing is necessary for the current operations of the business. The Company currently has a line of credit with a branch of a Swedish bank in New York for $6,000,000. Funds provided by this bank are actually provided by Celsius Inc. and ultimately by AB Celsius Finance. In consideration of providing working capital funds, a first security interest in all assets of the Company has been granted to Celsius Inc. and a fee is also paid to Celsius Inc. Although the Company's management has no reason to believe that availability of such funds from Celsius Inc. will cease in the near future, there can be no assurance that such availability will continue indefinitely.

Customers - The Company provides products and services for numerous companies in the aircraft industry as well as the U.S. federal government and foreign governmental entities. The orders to provide these services can originate from many customers and quite frequently result in repeat business. In 2000, four customers each accounted for more than 10% of the Company's consolidated revenues. These four customers were the U.S. Government, Boeing, General Electric and General Electric Malaysia. The Company believes that the loss of no other single customer would have a material adverse effect on its future revenues.

Backlog - The Company's order backlog constitutes future revenue to be earned on contracts, including unearned revenue on projects currently in progress. The backlog of orders as of December 31, 1999 was $18,759,000. This compares with a backlog of $26,518,000 on December 31, 1998.

Competition - There are several other firms in the world offering services similar to those provided by the Company. These firms are based in North America, Europe and the Pacific Rim. The exact competitive position of the Company in the markets in which it operates is not known to the Company, but the Company believes that it is one of the major suppliers in the markets it serves. The technology used by the Company is not proprietary, and most commercial airlines, engine manufacturers and airframe manufacturers have the in-house engineering capability to compete directly with the Company in the design and building of jet engine test facilities. The Company believes that in order to reduce cost and risk, many of these firms generally prefer to engage the services of the Company or one of its competitors. In the test cell industry in which the Company competes, the principal means of competition are price, technological design, project management knowledge and delivery capability.

In the wind tunnel facilities area, the Company has historically designed and built high speed wind tunnels for worldwide governmental agencies, commercial companies and other research institutions.

With worldwide defense budgets being reduced during the past few years, the number of wind tunnel projects has been steadily declining. However, there has been steady growth in the automotive wind tunnel area. In order to capture some of this new automotive wind tunnel business, ASE has entered into a teaming agreement with a leading automotive architecture and engineering company. The team continues to pursue new opportunities but to date no contracts have been awarded. Also, the activities involving commercial aviation wind tunnels have been strong, and continue to provide opportunities for new business.

The Company has in the past been aided in financing projects by utilizing the financial strength of Celsius AB. Without the ability to issue standby letters of credit to guarantee the performance of the project, ASE would not have been the prime contractor on many of these projects.

Research and Development - Research and development performed by the Company is applied engineering, that is, applying present engineering knowledge and technology toward solving customer problems in turbine engine and aerodynamic testing. The Company is currently enhancing the ASE2000, which is the latest computer data acquisition system. The expense of research and development was $743,000, $521,000 and $696,000 for the years ended December 31, 1999, 1998 and
1997, respectively.

Environmental Matters - There has not been, and it is not expected that there will be, any material effect upon capital expenditures, earnings or the competitive position of the Company due to compliance with federal, state and local environmental protection regulations.

Employees - As of December 31, 1999, the Company employed 181 employees. Contract labor has been used as business conditions require.

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

Prior to the end of 1999, the Company completed the conversion and replacement of its computer and other non-IT systems so they would function properly with respect to dates in the Year 2000 and thereafter. The total costs for the Year 2000 project through the end of 1999 was approximately $825,000, which includes approximately $775,000 for the purchase of new hardware, software and implementation costs that have been capitalized and approximately $50,000 that has been expensed.

At the time of the filing of this Form 10-K, the Company has not experienced any material problems with any of its systems related to dates in the year 2000 and beyond. The Company has a project team that will continue to monitor all systems for potential Year 2000 related issues.

ITEM 2 - PROPERTIES

The Company's headquarters are located in a concrete building in a light industrial area at 358 East Fillmore Avenue, Saint Paul, Minnesota that it has been occupying since 1971. The Company purchased this facility during 1993 from the Port Authority of Saint Paul (the "Port Authority"). Currently, the Company has approximately 52,000 total square feet, of which 45,000 square feet is used for offices and 7,000 square feet is used for manufacturing.

The Company leases from the Port Authority a building that has 24,000 square feet of manufacturing and warehouse space located at 181 East Florida Street, Saint Paul, Minnesota. The lease agreement contains several purchase options at various times during the lease period. The most favorable option occurs at the end of the lease period in July 2002, when the Company may purchase the facility for approximately $95,000.

The Company owns an aerodynamic testing facility located at 13825 Schmidt Lake Road, Plymouth, Minnesota. Currently, the Company has approximately 25,000 total square feet of specialized engineering and testing space at this facility, of which 18,000 square feet is used for manufacturing and 7,000 square feet is used for offices.

The Company leases 6,500 square feet of office space in Hampton, Virginia. This office space is occupied by employees working on current contracts with NASA. The lease is in effect until April 2004.

ITEM 3 - LEGAL PROCEEDINGS

In August 1993, the Company entered into a subcontract with Opron Inc. ("Opron"), a Quebec company, which was the prime contractor on a jet engine test cell project. Late in 1995, a dispute arose between the Company and Opron, which resulted in a withdrawal against an existing CDN $872,042 Letter of Credit. During the second quarter of 1999, additional reserves were established in anticipation of a settlement of this matter. During July 1999, the final settlement of this legal matter occurred.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of 1999 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The Company's common stock currently is quoted and traded on the Nasdaq SmallCap Market(SM). On January 31, 2000, the high and low sales prices for the Company's common stock were $2.25 and $1.94, respectively.

The high and low sales prices for the Company's common stock for each quarter during 1998 and 1999 as quoted on Nasdaq were as follows:


                                                   HIGH            LOW
                                              ---------------------------------

   1998:
     First Quarter                                  $1.85           $ .80
     Second Quarter                                  2.61            1.30
     Third Quarter                                   1.57             .98
     Fourth Quarter                                  1.63            1.09

   1999:
     First Quarter                                  $1.75           $1.14
     Second Quarter                                  2.13            1.13
     Third Quarter                                   1.63             .75
     Fourth Quarter                                  2.50            1.00


The quotations set forth above reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

No cash dividends have ever been paid in the history of the Company. The Company intends to use its earnings to finance operations and does not intend to pay cash dividends on its capital stock in the foreseeable future. During the first quarter of 1998, the Company announced a three-for-two common stock split effected in the form of a 50% stock dividend. This action was taken to increase the Company's number of shares in "public float" to exceed the new minimum required to maintain current security listing on the Nasdaq SmallCap MarketSM. On February 22, 1999, the Company announced a 15% dividend to shareholders of record as of March 10, 1999. Financial information contained in this report has been adjusted to reflect the impact of the common stock split and 15% stock dividend. As of December 31, 1999, there were approximately 199 holders of record of common stock of the Company and 4,401,625 total shares outstanding.

ITEM 6 - SELECTED FINANCIAL DATA

Selected financial data for the years ended December 31 are as follows:

                                    1999           1998           1997           1996           1995
                               ----------------------------------------------------------------------------
SELECTED INCOME STATEMENT DATA
Earned revenue                    $31,061,082    $27,181,448    $25,032,452    $20,383,352    $26,037,288
Net (loss) income                    (645,307)       665,200       (400,733)    (2,527,754)       189,488
Net (loss) income per
   common share                      (.15)           .15           (.09)        (.57)             .04
Weighted average common shares
   outstanding                      4,401,625      4,401,625      4,401,625      4,401,625      4,401,625

SELECTED BALANCE SHEET DATA
Current assets                    $15,055,233    $16,004,487    $14,936,589    $11,006,645    $17,391,439
Current liabilities                15,620,895     15,850,389     15,107,440     10,469,625     13,775,994
Working capital                      (565,662)       154,098       (170,851)       537,020      3,615,445
Total assets                       20,683,801     21,480,070     20,574,712     17,754,429     24,176,077
Long-term debt and capital
   lease obligations                  170,583        234,119        732,865      1,671,191      2,255,127
Stockholders' equity                4,269,801      4,915,108      4,249,908      4,650,641      7,178,395


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Aero Systems Engineering, Inc. ("Company") is engaged in selling products and services related to (1) testing turbine engines, and design and operation of aerodynamic wind tunnels, and (2) providing aerodynamic and propulsion system testing services. The Company will design the testing facility but will subcontract the civil engineering work and construction to local civil construction companies.

Results of Operations

The backlog of orders as of December 31, 1999 was $18,759,000 which consisted of $18,297,000 that was related to jet engine test cell projects and wind tunnel projects and $462,000 related to Aerotest Lab/Other. Backlog of orders as of December 31, 1998 was $26,518,000, of which $25,231,000 was related to test cell and wind tunnel projects and $1,287,000 related to Aerotest Lab/Other.

The backlog as of December 31, 1999 and 1998 does not include the NASA task order contract awarded in the second quarter of 1998 with a potential value of $38 million over five years. Definitive task orders issued under this contract will be included in backlog as they are awarded.

The change in backlog from 1998 to 1999 represents a 29% decrease in total backlog. Also, new orders received in 1999 totaled $23,302,000 as compared to the previous year of $39,421,000. The 1999 decrease in backlog was related to slower order intake in 1999 and the conversion of backlog into revenue for one large wind tunnel project.

Earned revenue for the year ended December 31, 1999 was $31,061,000, an increase of $3,880,000 or 14% as compared to 1998 revenue of $27,181,000. Earned revenue for 1997 was $25,032,000. The revenue increase from 1998 to 1999 was due to several of the larger orders received in 1998 generating revenue in 1999, and the Company performed a significant amount of customer funded year 2000 computer system upgrade projects in 1999.

The Company recorded a net loss of $645,000 in 1999, net income of $665,000 in 1998, and a net loss of $401,000 in 1997. The loss in 1999 was primarily attributable to unexpected additional costs on two major wind tunnel projects and the settlement of the dispute with Opron.

The cost of earned revenue as a percentage of earned revenue was 82% in 1999 as compared to 78% in 1998 and 81% in 1997. The percentage increase in cost of earned revenue during 1999 was mostly due to the additional costs on the two major wind tunnel projects and additional reserves recorded for the settlement of the dispute with Opron.

Operating expenses were $4,591,000, $3,916,000 and $3,677,000 in years 1999,
1998 and 1997, respectively. These expenses increased 17% in 1999 as compared to 1998 primarily as a result of investments in marketing personnel and bid and proposal activities.

Research and Development (R&D) costs were $743,000, $521,000 and $696,000 in years 1999, 1998 and 1997, respectively. The increase during 1999 was $222,000 or 43% as compared to 1998's R&D amount. The Company has continued to enhance the capabilities of the ASE2000 Computer Data Acquisition System in 1999. This activity will continue into 2000, which management believes will further improve the marketability of the system.

Interest expense was $719,000, $888,000 and $751,000 in years 1999, 1998 and
1997, respectively. The major item bearing interest expense is the $6,000,000 line of credit. The average outstanding borrowings were $5,838,000 and $6,813,000 during 1999 and 1998, respectively. The decrease in borrowings from 1998 to 1999 reflects improved payment terms on new contracts. The weighted average interest rate for 1999 was 9.2% on the line of credit.

The Company recorded income tax expense of $10,000 in 1999, as compared to $0 in 1998 and $7,500 in 1997.

Liquidity and Capital Resources

The current ratio was 1.0 as of December 31, 1999, 1998 and 1997. Working capital amounts were $(566,000) in 1999, $154,000 in 1998 and $(171,000) in
1997. Both current assets and current liabilities decreased during 1999 as compared to 1998. As of December 31, 1999, the Company had available $2,353,000 of additional borrowings under its line of credit to meet additional working capital needs.

The December 31, 1999 accounts receivable balance was $8,305,000, an increase of $1,064,000 as compared to 1998's balance of $7,241,000. The increase in the accounts receivable balance for 1999 was due to the timing of several large customer billings that were recorded as receivables at the end of the year.

Accounts payable and accrued expenses amounts were $6,656,000 and $7,236,000 in 1999 and 1998, respectively. The 1999 decrease is $580,000 or 8% as compared to 1998. The decrease from 1998 is due primarily to the timing of the procurement activities for the existing projects, of which much had been completed prior to the end of the year.

Billings in excess of earnings were $5,238,000, an increase of $3,822,000 when compared to 1998's balance of $1,416,000. This is due primarily to improved payment terms on new contracts, which permit billings in advance of earned revenue recognition on large contracts in their early phases.

The total line of credit available is $6,000,000 at a branch of a Swedish bank in New York City which is guaranteed by the Company's immediate parent, Celsius Inc. As of January 31, 2000, the balance of the line of credit was $1,375,000, which reflects the collection of several large receivables outstanding at the end of the year.

Current financial resources, i.e., working capital and short-term line of credit facilities, plus anticipated funds from operations, are expected to be adequate to meet cash requirements in 2000.

Capital expenditures were $1,078,000, $735,000 and $314,000 in years 1999, 1998 and 1997, respectively. The 1999 increase was 47% as compared to 1998. Most of the 1999 capital expenditures were used to update desktop and network equipment and acquire and install a new business computer system.

Highly competitive market conditions have minimized the effect of inflation on contract selling prices and the cost of purchased materials.

During 1999, approximately 41% of revenues were from international projects. Substantially all of the contract amounts are payable in U.S. dollars. For those contracts that are denominated in foreign currencies, the Company has entered into forward exchange contracts with banks to minimize the foreign currency exchange rate risks.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's debt portfolio is predominantly variable rate and substantially all of its long-term contracts are denominated in U.S. dollars. Therefore, the Company does not believe its operations are exposed to significant market risk relating to interest rates or foreign currency exchange risk.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS

                                                                                                    Page
                                                                                                    ----


REPORT OF INDEPENDENT AUDITORS........................................................................16

FINANCIAL STATEMENTS
   Balance Sheets.....................................................................................17
   Statements of Operations...........................................................................19
   Statements of Changes in Stockholders' Equity......................................................20
   Statements of Cash Flows...........................................................................21
   Notes to Financial Statements......................................................................22


                         Report of Independent Auditors


Stockholders and Board of Directors
Aero Systems Engineering, Inc.

We have audited the accompanying balance sheets of Aero Systems Engineering, Inc. as of December 31, 1999 and 1998, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aero Systems Engineering, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                          /s/ Ernst & Young LLP

Minneapolis, Minnesota
January 17, 2000

                         Aero Systems Engineering, Inc.

                                 Balance Sheets


                                                                                    DECEMBER 31
                                                                                1999              1998
                                                                     --------------------------------------

ASSETS
Current assets:
   Cash and cash equivalents                                            $       48,476    $       16,091
   Accounts receivable--billed contracts, net of allowances of
     $50,000 in 1999 and 1998, including retainages of $106,000
                                                                             8,304,785         7,240,675
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                                   4,768,223         6,710,677
   Inventories                                                               1,091,063         1,406,054
   Prepaid expenses                                                            116,069            50,851
   Deferred and prepaid income taxes                                           726,617           580,139
                                                                     --------------------------------------
Total current assets                                                        15,055,233        16,004,487

Property, plant and equipment--net                                           5,628,568         5,475,583
















                                                                     --------------------------------------
Total assets                                                               $20,683,801       $21,480,070
                                                                     ======================================

                         Aero Systems Engineering, Inc.



                                                                                     DECEMBER 31
                                                                                1999              1998
                                                                     --------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Current maturities of capital lease obligations                      $       79,187    $       98,868
   Current maturities of long-term debt to affiliated company
                                                                                     -           400,000
   Notes payable                                                             3,646,955         6,698,996
   Accounts payable:
     Trade                                                                     916,075         3,777,507
     Affiliated companies                                                        8,362           654,067
   Billings in excess of costs and estimated earnings on
     uncompleted contracts                                                   5,238,424         1,415,825
   Accrued warranty and losses                                                 793,216           703,254
   Accrued salaries and wages                                                  846,724           595,213
   Accrued job costs                                                         3,308,570           455,350
   Income taxes payable                                                              -               590
   Other accrued liabilities                                                   783,382         1,050,719
                                                                     --------------------------------------
Total current liabilities                                                   15,620,895        15,850,389

Other liabilities:
   Deferred income taxes                                                       622,522           480,454

Capital lease obligations, less current maturities                             170,583           234,119

Stockholders' equity:
   Common Stock, $.20 par value:
     Authorized shares - 10,000,000
     Issued and outstanding shares - 4,401,625                                 880,325           880,325
   Additional paid-in capital                                                  900,292           900,292
   Retained earnings                                                         2,489,184         3,134,491
                                                                     --------------------------------------
Total stockholders' equity                                                   4,269,801         4,915,108
                                                                     --------------------------------------
Total liabilities and stockholders' equity                                 $20,683,801       $21,480,070
                                                                     ======================================


See accompanying notes.

                         Aero Systems Engineering, Inc.

                            Statements of Operations

                                                                   YEAR ENDED DECEMBER 31
                                                          1999              1998              1997
                                                   --------------------------------------------------------
Earned revenue                                           $31,061,082       $27,181,448       $25,032,452
Cost of earned revenue                                    25,588,018        21,120,360        20,258,028
                                                   --------------------------------------------------------
Gross profit                                               5,473,064         6,061,088         4,774,424

Selling, general and administrative expenses
                                                           4,590,710         3,915,974         3,676,961
Research and development                                     742,559           520,600           696,498
                                                   --------------------------------------------------------
Operating profit                                             139,795         1,624,514           400,965

Other income (expense):
   Interest income                                             2,272                 9             7,482
   Interest expense                                         (718,573)         (887,965)         (750,773)
   Other                                                     (58,801)          (71,358)          (50,895)
                                                   --------------------------------------------------------
                                                            (775,102)         (959,314)         (794,186)
                                                   --------------------------------------------------------
(Loss) income before income taxes                           (635,307)          665,200          (393,221)
Income tax expense                                           (10,000)                -            (7,512)
                                                   --------------------------------------------------------
Net (loss) income                                         $ (645,307)        $ 665,200        $ (400,733)
                                                   ========================================================

Net (loss) income per common share                             $(.15)             $.15             $(.09)
                                                   ========================================================

Weighted average common and common equivalent
 shares outstanding                                        4,401,625         4,401,625         4,401,625
                                                   ========================================================

See accompanying notes.

                         Aero Systems Engineering, Inc.

                  Statements of Changes in Stockholders' Equity


                                                   COMMON STOCK              ADDITIONAL
                                       ------------------------------------   PAID-IN          RETAINED
                                               SHARES          AMOUNT         CAPITAL          EARNINGS
                                       ----------------------------------------------------------------------
Balance at January 1, 1997                   2,551,717         $510,343       $516,722        $3,623,576
   Net loss                                          -                -              -          (400,733)
                                       --------------------------------------------------------------------
Balance at December 31, 1997                 2,551,717          510,343        516,722         3,222,843
   Three-for-two stock split                 1,275,856          255,172       (255,172)                -
   15% stock dividend                          574,052          114,810        638,742          (753,552)
   Net income                                        -                -              -           665,200
                                       --------------------------------------------------------------------
Balance at December 31, 1998                 4,401,625          880,325        900,292         3,134,491
   Net loss                                          -                -              -          (645,307)
                                       --------------------------------------------------------------------
Balance at December 31, 1999                 4,401,625         $880,325       $900,292        $2,489,184
                                       ====================================================================


See accompanying notes.

                         Aero Systems Engineering, Inc.

                            Statements of Cash Flows



                                                                             YEAR ENDED DECEMBER 31
                                                                     1999             1998              1997
                                                              ------------------------------------------------------
OPERATING ACTIVITIES
Net (loss) income                                                  $  (645,307)      $   665,200      $  (400,733)
Adjustments to reconcile to net cash provided by operating
   activities:
     Depreciation and amortization                                     925,411           897,756          927,298
     (Increase) decrease in assets:
        Accounts receivable                                         (1,064,110)       (2,473,826)         372,568
        Costs and estimated earnings in excess of billings on
          uncompleted contracts                                      1,942,454         1,630,237       (4,363,779)
        Inventories                                                    314,991          (391,962)          78,165
        Prepaid expenses                                               (65,218)           62,681          (17,464)
        Refundable income taxes                                         (4,410)                -                -
     (Decrease) increase in liabilities:
        Accounts payable and accrued expenses                         (579,781)         (564,682)       4,089,512
        Income taxes payable                                              (590)           (4,334)             190
        Billings in excess of costs and estimated earnings on
          uncompleted contracts                                      3,822,599         1,187,336         (163,277)
                                                              ------------------------------------------------------
Net cash provided by operating activities                            4,646,039         1,008,406          522,480

INVESTING ACTIVITIES
Capital expenditures                                                (1,078,396)         (735,216)        (313,610)
                                                              ------------------------------------------------------
Net cash used in investing activities                               (1,078,396)         (735,216)        (313,610)

FINANCING ACTIVITIES
Net borrowings under line of credit agreements                      (3,052,041)          563,875          698,786
Principal payments on borrowings from affiliates                      (400,000)         (800,000)        (800,000)
Principal payments under capital lease obligations                     (83,217)         (137,992)        (125,722)
                                                              ------------------------------------------------------
Net cash used in financing activities                               (3,535,258)         (374,117)        (226,936)
                                                              ------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                    32,385          (100,927)         (18,066)
Cash and cash equivalents at beginning of year                          16,091           117,018          135,084
                                                              ------------------------------------------------------
Cash and cash equivalents at end of year                           $    48,476       $    16,091      $   117,018
                                                              ======================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
Cash paid during the year for:
   Interest                                                        $   718,573       $   887,965      $   750,773
   Income taxes                                                         15,000             4,334            5,400

See accompanying notes.

                         Aero Systems Engineering, Inc.

                          Notes to Financial Statements

                                December 31, 1999


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

The Company's major operations are in the design and manufacture of electronic, mechanical and computerized engine and engine accessory test equipment and the design, equipping and construction of engine test facilities, wind tunnels and other aerodynamic test facilities. In addition, the Company provides aeropropulsion component testing and vehicle aerodynamic testing services. The Company is an 80% owned subsidiary of Celsius Inc. See Note 10.

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

                         Aero Systems Engineering, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Costs and estimated earnings in excess of billings on uncompleted contracts represent revenues recognized on contracts for which billings will be presented in accordance with contract provisions. Such revenues are generally expected to be billed and collected within one year.

INVENTORIES

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market.

EARNINGS PER SHARE

Net income (loss) per share of common stock is computed by dividing net income
(loss) for the year by the weighted average number of common shares outstanding during the year. The Company has a simple capital structure with only common stock outstanding; therefore, basic and diluted earnings per share are the same.

On February 2, 1998, the Company's Board of Directors approved a three-for-two stock split effected in the form of a 50% common stock dividend. On February 22, 1999, the Company announced a 15% stock dividend to shareholders of record as of March 10, 1999. Financial information contained in this report has been adjusted to reflect the impact of the 15% stock dividend and stock split.

WARRANTY POLICY

The Company's warranty policy generally provides for one-year coverage on defective equipment due to faulty design, workmanship or nonconformity to specifications. Estimated warranty costs are recorded when revenues are recognized.

LONG-LIVED ASSETS

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

                         Aero Systems Engineering, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEPRECIATION

Property, plant and equipment are recorded at cost and depreciated over their estimated useful lives of three to forty years using straight-line and accelerated methods. Depreciation expense includes the amortization of capital lease assets.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used in estimating the indicated fair values of financial instruments:
       Cash and cash equivalents: The carrying amount approximates fair value because of the short maturity of those instruments.
       Short-term and long-term debt: The fair value is estimated based on current rates offered for similar debt, which approximates carrying value.
       Foreign currency contracts: The fair values of foreign currency contracts (used for hedging purposes) are estimated by obtaining quotes from banks. At December 31, 1999 and 1998, there were no carrying amounts related to foreign currency contracts in the balance sheets. The unrealized gains (losses) related to such contracts were not material to the financial statements.

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

                         Aero Systems Engineering, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTERNAL USE SOFTWARE

In March 1998, the AICPA issued SOP 98-1, Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use. The Company adopted the SOP on January 1, 1999. The SOP required the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company previously expensed such costs as incurred. As a result of adopting the new SOP, the Company capitalized approximately $248,000 related to internal use software development projects in 1999 that previously would have been expensed as incurred. This resulted in an increase in net income of $240,000 or $.05 per share.

2. CONTRACTS IN PROCESS

                                                                            YEAR ENDED DECEMBER 31
                                                                              1999         1998
                                                                     --------------------------------------

Costs incurred on uncompleted contracts                                    $35,188,033       $43,441,770
Estimated earnings thereon                                                   6,936,458        10,897,073
                                                                     --------------------------------------

Total billable on uncompleted contracts                                     42,124,491        54,338,843
Less billings applicable thereto                                            42,594,692        49,043,991
                                                                     --------------------------------------
                                                                           $  (470,201)      $ 5,294,852
                                                                     ======================================

Included in the accompanying balance sheet under the
   following captions:
     Costs and estimated earnings in excess of billings on
       uncompleted contracts                                               $ 4,768,223       $ 6,710,677
     Billings in excess of costs and estimated earnings on
       uncompleted contracts                                                 5,238,424         1,415,825
                                                                     --------------------------------------
                                                                           $  (470,201)      $ 5,294,852
                                                                     ======================================

The Company is a contractor/subcontractor on various U.S. federal government-related firm fixed-price contracts. The negotiated firm, fixed price is subject to downward readjustment if it is subsequently determined that the cost data submitted by the Company is erroneous.

                         Aero Systems Engineering, Inc.

2. CONTRACTS IN PROCESS (CONTINUED)

In August 1993, the Company entered into a subcontract with Opron Inc. ("Opron"), a Quebec company, which was the prime contractor on a jet engine test cell project. Late in 1995, a dispute arose between the Company and Opron, which resulted in a withdrawal by Opron against an existing letter of credit. Funds under the letter of credit were advanced by Celsius AB, and were included in Accounts Payable to Affiliated Companies in the balance sheet at December 31, 1998. The claim was partly offset by unpaid subcontract costs, which were included in costs incurred on uncompleted contracts. In 1999, management determined that given the complexities of the multi-jurisdictional litigation, it was appropriate to pursue settlement of this matter. In July 1999, a final settlement agreement was reached.

CONCENTRATIONS OF CREDIT RISK

At December 31, 1999, the Company had certain concentrations of credit risk with approximately $2,729,417 of unbilled charges and approximately $6,317,820 of accounts receivable from six customers, which are partially secured by letters of credit.

3. INVENTORIES

Inventories consist of the following:

                                                                                   DECEMBER 31
                                                                                 1999       1998
                                                                       ------------------------------------

   Materials and supplies                                                    $  841,676       $  613,114
   Projects-in-process                                                          249,387          792,940
                                                                       ------------------------------------
                                                                             $1,091,063       $1,406,054
                                                                       ====================================

                         Aero Systems Engineering, Inc.

4. PROPERTY, PLANT AND EQUIPMENT

                                                                                  DECEMBER 31
                                                                            1999              1998
                                                                     --------------------------------------

Land                                                                      $    486,105      $    486,105
Buildings                                                                    3,025,460         3,025,460
Furniture, fixtures and equipment                                            7,831,630         7,028,213
Wind tunnels and instrumentation                                             2,967,175         2,702,144
Building improvements                                                        1,337,772         1,337,772
                                                                     --------------------------------------
                                                                            15,648,142        14,579,694
Less accumulated depreciation                                              (10,019,574)       (9,104,111)
                                                                     --------------------------------------
Property, plant and equipment--net                                        $  5,628,568      $  5,475,583
                                                                     ======================================

5. NOTES PAYABLE TO BANKS

At December 31, 1999, the Company had borrowings of $3,647,000 on a $6,000,000 line of credit with a bank bearing interest at a variable rate (9.5% at December 31, 1999).

Funds provided under this credit line are actually provided by Celsius Inc. and ultimately from AB Celsius Finance. A first security interest in all assets of the Company has been granted to Celsius AB, and a fee is paid through Celsius Inc.

At December 31, 1998, the Company had borrowings of $6,698,996 on a $6,000,000 line of credit with a bank bearing variable interest at the bank's reference rate. As of December 31, 1998, the Company had fully utilized the available borrowings on this line of credit. Although the line of credit has a $6,000,000 limit, Celsius Inc. has allowed the Company to exceed this limit for short periods of time. The portion over $6,000,000 is assessed a higher interest rate.

During 1999 and 1998, the average borrowings on these lines of credit were $5,838,000 and $6,813,000 with weighted average interest rates during the year of 9.2% and 9.35%, respectively.

                         Aero Systems Engineering, Inc.

5. NOTES PAYABLE TO BANKS (CONTINUED)

On February 15, 1994, the Company borrowed $4,000,000 from Celsius Inc. over a five year term bearing interest at the rate of 6.7%. This loan was used to reduce the Company's short-term borrowings under its line of credit. The balance was fully repaid in February 1999.

6. INCOME TAXES

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                                   DECEMBER 31
                                                                                 1999       1998
                                                                       ------------------------------------
   Deferred tax assets:
     Contract related costs                                                 $   410,000      $   239,000
     Warranty costs                                                             148,000          148,000
     Vacation accrual                                                           176,000          157,000
     Inventory and receivable reserves                                          270,000          190,000
     Net operating loss carryforward                                          1,457,000        1,345,000
     Other                                                                       12,000           23,000
     Tax credit carryforwards                                                    79,000           67,000
                                                                       ------------------------------------
   Total deferred tax assets                                                  2,552,000        2,169,000

   Valuation allowance for deferred tax assets                               (1,929,000)      (1,689,000)
                                                                       ------------------------------------
   Net deferred tax assets                                                      623,000          480,000

   Deferred tax liabilities:
     Tax over book depreciation                                                 623,000          480,000
                                                                       ------------------------------------
   Net deferred taxes                                                       $         -      $         -
                                                                       ====================================

                         Aero Systems Engineering, Inc.

6. INCOME TAXES (CONTINUED)

The net operating loss carryforward of $3,937,000 will expire beginning in the year 2010. The components of income tax expense (benefit) for the years ended December 31 are:

                                                            1999             1998              1997
                                                     ------------------------------------------------------
   Current                                                  $10,000           $16,000           $8,000
   Deferred                                                       -           (16,000)               -
                                                     ------------------------------------------------------
                                                            $10,000           $     -           $8,000
                                                     ======================================================

Total income tax expense differs from taxes computed by applying the United States statutory federal income tax rate as follows:

                                                                    YEAR ENDED DECEMBER 31
                                                            1999             1998              1997
                                                     ------------------------------------------------------

   Income taxes at 34%                                     $(216,000)         $226,000        $(134,000)
   State taxes, net of federal benefit                         3,000             3,000            5,000
   Effect of net operating loss carryforward and
     valuation allowance                                     211,000          (230,000)         132,000
   Other                                                      12,000             1,000            5,000
                                                     ------------------------------------------------------
                                                           $  10,000          $      -        $   8,000
                                                     ======================================================

7. LEASE OBLIGATIONS

The Company has capitalized leases for facilities and equipment which expire through 2002. The capitalized cost at December 31, 1999 and 1998 was $857,844 and $840,882 less accumulated amortization of $481,638 and $397,375, respectively. One capitalized lease agreement, which relates to a warehouse facility in St. Paul, Minnesota, contains several purchase options at various times during the lease period. The most favorable option occurs at the end of the lease period on July 2002 when the Company may purchase the facility for approximately $95,000.

                         Aero Systems Engineering, Inc.

7. LEASE OBLIGATIONS (CONTINUED)

The Company also has a number of operating lease agreements primarily involving manufacturing and warehouse space and office equipment, which expire on various dates through 2004. Total rental expense under operating leases for occupancy and equipment was approximately $213,000, $184,000 and $132,000 for 1999, 1998 and 1997, respectively.

Following is a schedule of future minimum lease payments:

                                                                            CAPITAL         OPERATING
                                                                            LEASES            LEASES
                                                                       ------------------------------------
   Years ending December 31:
     2000                                                                     $ 98,756         $143,732
     2001                                                                       64,364           87,534
     2002                                                                      126,595           87,534
     2003                                                                            -           87,534
     2004                                                                            -           29,178
                                                                       ------------------------------------
   Total minimum lease payments                                                289,715         $435,512
                                                                                         ==================
   Less amount representing interest                                            39,945
                                                                       ------------------
   Present value                                                               249,770
   Less principal amount due currently                                          79,187
                                                                       ------------------
                                                                              $170,583
                                                                       ==================

Included in the $126,595 capital lease payment in 2002 is the $95,000 purchase option payment to the Port Authority of Saint Paul for the 181 East Florida Street facility.

8. CONTINGENCIES AND COMMITMENTS

Guarantees of approximately $4,592,490 were outstanding at December 31, 1999 to various customers as bid bonds or in exchange for down payments or warranty performance bonds.

                         Aero Systems Engineering, Inc.

9. RETIREMENT/SAVINGS PLAN

The Company has a Retirement/Savings Plan which qualifies under Section 401(k) of the Internal Revenue Code and covers all employees. Members of the Plan who have completed at least 12 consecutive months of service, during which they have worked at least 1,000 hours, are eligible for the employer matching contribution. Contributions up to 6% of the employees' compensation are matched at a rate of 50% by the Company. Company contributions to the plan for the years ended December 31, 1999, 1998 and 1997 were $246,000, $210,000 and $193,000, respectively.

10. RELATED PARTY TRANSACTIONS

At December 31, 1999 and 1998, Celsius Inc. owned 3,522,073 shares of the Company's common stock. This amount represents 80% of the voting shares outstanding. Celsius Inc. is a wholly-owned subsidiary of Celsius AB, a Swedish holding company.

Celsius Inc. and its affiliated companies provide certain administrative support services to the Company and the Company is charged a fee for such services.

Such fees with affiliates are summarized as follows:

                                                                    YEAR ENDED DECEMBER 31
                                                              1999          1998         1997
                                                     ------------------------------------------------------

   Interest expense                                         $131,000      $105,000      $65,000

   Administrative charges                                   $ 59,000      $ 55,000      $65,000

11. SEGMENT INFORMATION

The Company operates primarily in one business segment relating to engine and aerodynamic test facilities. This segment represented more than 90% of consolidated revenue, operating profit and identifiable assets during 1999. The Company's operations are structured to achieve consolidated objectives. As a result, significant inter-dependencies and overlaps exist among the Company's operating units.

Export sales were $12,867,066, $14,308,277 and $11,265,844 for 1999, 1998 and
1997, respectively.

                         Aero Systems Engineering, Inc.

11. SEGMENT INFORMATION (CONTINUED)

Information concerning major customers with sales greater than 10% of total sales for the years ended December 31:

                                                                  1999           1998            1997
                                                          -------------------------------------------------
   Sales to domestic customers:
     United States federal government                          $ 3,342,584     $5,211,808      $5,194,158
     Commercial customers (2 customers in 1999)
                                                                10,749,117              -       4,561,789
                                                          -------------------------------------------------
                                                               $14,091,701     $5,211,808      $9,755,947
                                                          =================================================

   Sales to foreign customers:
     Commercial customers (1 customer in 1999)                 $ 3,185,471     $5,586,014      $        -
                                                          -------------------------------------------------
                                                               $ 3,185,471     $5,586,014      $        -
                                                          =================================================

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10 through ITEM 13

Items 10 through 13 of this Annual Report on Form 10-K are omitted because the Company intends to file on or before May 1, 2000 a definitive proxy statement conforming to Schedule 14A involving the election of directors. Certain information set forth in such proxy statement is hereby incorporated by reference into this Annual Report on Form 10-K as Items 10, 11, 12 and 13 of
Part III.

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

                                              Aero Systems Engineering, Inc.
                                              (Registrant)

February 17, 2000                             /s/ CHARLES LOUX
--------------------                       By ----------------------------------
Date                                          Charles Loux, President and Chief
                                              Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

February 17, 2000                             /s/ CHARLES LOUX
--------------------                          ----------------------------------
Date                                          Charles Loux, President and Chief
                                              Executive Officer, Director

February 18, 2000                             /s/ CHRISTER PERSSON
--------------------                          ----------------------------------
Date                                          Christer Persson, Chairman of the
                                              Board

February 17, 2000                             /s/ A. L. MAXSON
--------------------                          ----------------------------------
Date                                          A. L. Maxson, Director

February 17, 2000                             /s/ LEON E. RING
--------------------                          ----------------------------------
Date                                          Dr. Leon Ring, Director

February 17, 2000                             /s/ RICHARD A. HOEL
--------------------                          ----------------------------------
Date                                          Richard A. Hoel, Director

February 17, 2000                             /s/ STEVEN R. HEDBERG
--------------------                          ----------------------------------
Date                                          Steven R. Hedberg, Chief Financial
                                              Officer