Form 10-Q
period 2000-03-31
AERO SYSTEMS ENGINEERING INC
filed 2000-05-10
CIK 2589

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended March 31, 2000

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

         For the transition period from                 to

         Commission file number 0-7390

                         Aero Systems Engineering, Inc.
                         ------------------------------

             (Exact name of registrant as specified in its charter)

         Minnesota                                           41-0913117
         ------------------------------------------------------------------
         (State or other jurisdiction of                     (I.R.S  Employer
           incorporation or organization)                    Identification No.)

         358 East Fillmore Avenue,   St. Paul,    Minnesota    55107
         ------------------------------------------------------------
         (Address of principal executive offices)              (Zip Code)

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

                                                     Yes X  No
                                                         -

         As of March 31, 2000, 4,401,625 shares of common stock, par value $.20 per share, were outstanding.

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)

                                    Form 10-Q


                          Quarter Ended March 31, 2000


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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)
                            CONDENSED BALANCE SHEETS

                                                                    March 31,                   December 31,
                            ASSETS                                    2000                         1999
                            ------                             ===================           ==================
                                                                   (Unaudited)                    (Note)
                                                                     (000's omitted, except share data)
CURRENT ASSETS
--------------

Cash and cash equivalents                                    $                 39          $                48
Accounts Receivable, net                                                    6,414                        8,305
Costs and Estimated Earnings in
         Excess of Billings on Uncompleted
         Contracts                                                          4,571                        4,768
Inventories:
         Materials and Supplies                                               878                          842
         Projects in Process                                                  407                          249
Prepaid Expenses                                                              312                          116
Deferred and Prepaid Income Taxes                                             725                          727
                                                               ===================           ==================

         Total Current Assets                                              13,346                       15,055

PROPERTY, PLANT AND EQUIPMENT
-----------------------------

Land                                                                          486                          486
Buildings                                                                   3,025                        3,025
Furniture, Fixtures, & Equipment                                            7,886                        7,832
Wind Tunnels & Instrumentation                                              2,973                        2,967
Building Improvements                                                       1,338                        1,338
                                                               ===================           ==================
                                                                           15,708                       15,648
Less Accumulated Depreciation                                              10,299                       10,019
                                                               ===================           ==================
Property, Plant, and Equipment, net                                         5,409                        5,629


Total Assets                                                 $             18,755          $            20,684
                                                               ===================           ==================

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsuis Inc.)
                            CONDENSED BALANCE SHEETS
                                   (continued)

                                                                     March 31,                  December 31,
                               LIABILITIES                             2000                         1999
                               -----------                     ===================           ==================
                                                                   (Unaudited)                     (Note)
                                                                     (000's omitted, except share data)
CURRENT LIABILITIES
-------------------

Current Maturities of
           Capital Lease Obligations                          $                79         $                 79
Notes Payable                                                               3,066                        3,647
Accounts Payable:
           Trade                                                            1,699                          916
           Affiliated Companies                                                48                            8
Billings in Excess of Costs and Estimated
           Earnings on Uncompleted Contracts                                4,013                        5,238
Accrued Warranty and Losses                                                   804                          793
Accrued Salaries and Wages                                                    900                          847
Income Taxes Payable                                                            0                            0
Other Accrued Liabilities                                                   3,569                        4,093
                                                               ===================           ==================

           Total Current Liabilities                                       14,178                       15,621

OTHER LIABILITIES
-----------------

Deferred Income Taxes                                                         623                          623
Capital Lease Obligations,
           Less Current Maturities                                            151                          171
Commitments and Contingencies

STOCKHOLDERS' EQUITY
--------------------

Common Stock - Authorized 10,000,000 Shares
           of $.20 Par Value; Issued 4,401,625 on
           March 31, 2000 and December 31, 1999.                              880                          880

Additional  Paid-in Capital                                                   900                          900
Retained Earnings                                                           2,023                        2,489
                                                               ===================           ==================

           Total Stockholders' Equity                                       3,803                        4,269
                                                               ===================           ==================

Total Liabilities and Stockholders' Equity                    $            18,755         $             20,684
                                                               ===================           ==================

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)

                        CONDENSED STATEMENTS OF EARNINGS
                           (Unaudited, 000's omitted)

                                                                                     Three Months Ended
                                                                                           March 31,
                                                                                2000                     1999
                                                                        ==============================================

Earned Revenue                                                        $                6,760   $                6,396
Cost of Earned Revenue                                                                 5,367                    5,435
                                                                        =====================    =====================

              Gross Profit                                                             1,393                      961

Operating Expenses                                                                     1,758                    1,220
                                                                        =====================    =====================

              Operating Profit(Loss)                                                    (365)                    (259)

Other Income (Expense)
              Interest Expense                                                          (101)                    (203)
              Other                                                                        -                       (6)
                                                                        =====================    =====================
                                                                                        (101)                    (209)
                                                                        =====================    =====================

Income (Loss) Before Income Taxes                                                       (466)                    (468)

Income Tax Expense                                                                         -                       (8)
                                                                        =====================    =====================

              Net Income (Loss)                                       $                 (466)  $                 (476)
                                                                        =====================    =====================

NET INCOME (LOSS) PER SHARE                                           $                (0.11)  $                (0.11)
                                                                        =====================    =====================

Dividends per Share                                                             None                     None

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)
                       CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited, 000's omitted)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                     2000                   1999
                                                                                 =====================================
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                              $          (466)       $          (476)
Adjustment to reconcile net income (loss)
        to net cash provided (used) by operating activities:
           Depreciation and Amortization                                                   280                    269
           (Increase) Decrease in Assets:
               Accounts Receivable                                                       1,891                  2,540
               Cost and Estimated Earnings in Excess of
                  Billings on Uncompleted Contracts                                        197                 (1,746)
               Inventories                                                                (194)                  (646)
               Prepaid Expenses                                                           (194)                    42
           Increase (Decrease) in Liabilities:
               Accounts Payable and Accrued Expenses                                       363                    (67)
               Billings in Excess of Costs and Estimated Earnings
                  on Uncompleted Contracts                                              (1,225)                   413
                                                                                 ==============         ==============
        Net Cash Provided (Used) by
           Operating Activities                                                            652                    329

CASH FLOW FROM INVESTING ACTIVITIES:
           Capital Expenditures                                                            (60)                  (246)
                                                                                 ==============         ==============
        Net Cash Used in Investing Activities                                              (60)                  (246)

CASH FLOW FROM FINANCING ACTIVITIES:
           Net Borrowings under Line of Credit Agreement                                  (581)                   458
           Principal Payments under Capital Lease Obligations                              (20)                   (34)
           Principal Payments on Borrowings From Affiliates                                  -                   (400)
                                                                                 ==============         ==============
        Net Cash Provided (Used) by Financing Activities                                  (601)                    24

                                                                                 ==============         ==============
NET CHANGE IN CASH                                                                          (9)                   107

CASH AT BEGINNING OF YEAR                                                                   48                     16
                                                                                 ==============         ==============
CASH AT END OF QUARTER                                                         $            39        $           123
                                                                                 ==============         ==============

                         AERO SYSTEMS ENGINEERING , INC.
                          (Subsidiary of Celsius Inc.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Unaudited, 000's omitted)
                                 March 31, 1999

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

NOTE B - CONTRACTS IN PROCESS
         Information with respect to contracts in process follows:

                                                                               March 31,                       March 31,
                                                                                 2000                            1999
                                                                           ==================              ==================

         Costs Incurred on Uncompleted Contracts                       $              39,030          $               43,858
         Estimated Earnings Thereon                                                    7,940                          10,293
                                                                           ==================              ==================

         Total Earned Revenue on Uncompleted Contracts                                46,970                          54,151
         Less Billings Applicable thereto                                             46,412                          47,523
                                                                           ==================              ==================

                                                                       $                 558          $                6,628
                                                                           ==================              ==================

         Included in Accompanying Balance Sheet
           Under Following Captions:
                 Costs and Estimated Earnings in Excess of
                    Billings on Uncompleted Contracts                  $               4,571          $                8,457
                 Billings in Excess of Costs and Estimated
                    Earnings on Uncompleted Contracts                                  4,013                           1,829
                                                                           ==================              ==================

                                                                       $                 558          $                6,628
                                                                           ==================              ==================

NOTE C - CONTINGENCIES AND COMMITMENT

     Guarantees of approximately $1,245,449 were outstanding on March 31, 2000 to various customers as bid bonds or in exchange for down payments or warranty performance bonds.

                                     Page 8
                         AERO SYSTEMS ENGINEERING, INC.
                         (A Subsidiary of Celsius Inc.)


Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

Financial Condition

First quarter 2000 (All dollar amounts are in thousands.)

Worldwide revenue for the first quarter 2000 totaled $6,760, which was a 6% increase from $6,396 in the first quarter of last year. Net loss for the first quarter was $466 as compared to first quarter loss of $476 last year.

The revenue increase was mostly attributable to the timing of new projects received in late 1999 and early 2000 that are now recording revenue, and due to the fact that during the first quarter of 1999 a major wind tunnel project had not yet achieved the 10% threshold for revenue recognition.

Backlog of orders as of March 31, 2000 was $18,619 as compared with $18,759 and $27,012 as of December 31, 1999 and March 31, 1999, respectively. This 31% decrease from the first quarter 1999 is the result of a major wind tunnel project converting large portions of backlog to revenue over the last four quarters.

Cost of earned revenue for the first quarter, which includes manufacturing and engineering costs, was 79% of revenue as compared to 85% during the same period of last year. This decrease is mostly the result of the fact that the first quarter 1999 included a significant contract cost-to-complete adjustment on one wind tunnel project causing an increase in the cost of earned revenue percentage.

The Company recognizes revenue using the percentage of completion method for its long-term contracts. Estimates of revenues earned and expenses to be incurred to complete the contracts are made in conjunction with the preparation of the quarterly financial statements. However, final determination of the profitability of the contracts is subject to any final adjustments that may develop at the time the completed contract is accepted by the customer.

Selling, general and administrative expenses of $1,562 were 23% of revenues during the first quarter 2000 as compared to $998 and 16% during the same period of last year. This increase of $564 is mostly related to ASE electing to aggressively pursue a number of major turnkey projects that if ultimately awarded to the Company should increase revenues in later months. This resulted in approximately $500 of bid and proposal costs in excess of those incurred in the first quarter of 1999.

Research and development expenses were $196 during the first quarter of 2000 as compared to $222 in the same period in 1999. This decrease of $26 or 12% is mostly related to the focus of certain resources in the first quarter 2000 on bid and proposal activities and project work rather than on R&D activities. During 2000, additional R & D will be incurred for continued enhancements to the ASE2000 in order to maintain a leadership role in the marketplace.

Interest expense of $101 was incurred during the quarter as compared to $203 from the same period in the prior year. The average rate of interest on short-term borrowings has had little change, while the average amount of borrowings outstanding has decreased in the first quarter as compared to the first quarter of last year.

                                     Page 9
                         AERO SYSTEMS ENGINEERING, INC.
                         (A Subsidiary of Celsius Inc.)

Capital expenditures were $60 as compared to $246 for the same period of last year. This decrease of $186 is attributed to the reduction of activities related to the purchase of equipment during 1999 for the new ERP computer system. Additional capital expenditures will be used to acquire additional equipment for R & D projects, and desktop upgrades.

Accounts receivable at the end of the first quarter was $6,414 as compared with the year end balance of $8,305. This decrease of $1,891 was due mainly to the collection of several large invoices outstanding at the end of 1999.

Costs and estimated earnings in excess of billings on uncompleted contracts at the end of the first quarter was $4,571, which is a decreased of $197 or 4%, as compared with the year-end 1999 balance. The Company recognizes profit on long-term projects on the percentage of completion basis, which permits earned revenue to be recognized prior to the time that progress payments are billed. When this occurs, amounts are added to this asset account for the recognition of earned revenue prior to the billing of progress payments. The decrease since year-end is due to the timing of billing milestones related to the contracts. Billings are a function of contract terms and do not necessarily relate to the percentage of completion of a project.

Accounts payable and accrued expenses at the end of the first quarter increased $363 or 5% as compared to the year end balance. This was primarily due to the increased procurement expenditures related to the new contracts starting in the first quarter.

Notes payable balance was $3,066 as compared to the year end balance of $3,647, which is a decrease of $581 or 16%. This decrease is primarily the result of timing of project expenditures as compared to invoicing milestones.

The Company operates on a global basis and, during an average year, generates approximately 50% of its revenues from international customers. This trend has continued for the last five years as foreign airlines and government agencies purchase products that ASE designs and produces. Most of the Company's contracts are denominated in U.S. dollars. However, a few of them are denominated in the customer's local currency. Therefore, the Company has entered into several foreign exchange forward contracts having maturities within the next eighteen months. The face amounts represent U.S. dollar equivalents of a non-U.S. dollar denominated forward contract. The amounts at risk are not material, and the Company has the financial ability to generate cash flows to offset the expected gains or losses when the contracts mature.

The Company has consistently relied upon bank credit lines during recent years as a source of its working capital resources and liquidity. Funds under these lines of credit are actually provided by Celsius Inc. and ultimately are guaranteed by Saab AB. Celsius Inc., a United States corporation, is a wholly owned subsidiary of Saab AB. Celsius Inc. owns approximately 80% of the outstanding shares of common stock of ASE. A first security interest in all assets of ASE has been granted to Celsius Inc., and a fee is paid through Celsius Inc.

Prior to the first quarter 2000, Celsius Inc. a U.S. company, was a wholly owned subsidiary of Celsius AB, a Swedish company, but now is ultimately owned by SAAB AB, also a Swedish company. During the fourth quarter of 1999, Saab AB issued a tender offer to acquire all of the outstanding shares of Celsius AB. Saab AB completed the acquisition of Celsius AB during March 2000.

                                     Page 10
                         AERO SYSTEMS ENGINEERING, INC.
                         (A Subsidiary of Celsius Inc.)

ASE currently has bank lines of credit which enable it to borrow up to a total of $6,000. As of March 31, 2000, $3,066 was used, with a $2,934 available balance remaining. Although the line of credit has a $6,000 limit, Celsius Inc. has allowed the Company to exceed this limit for short periods of time. The portion over $6,000 is assessed a higher interest rate of 10.75%. The Company believes that these bank lines of credit, along with cash flows from continuing operations, are adequate to support the Company's cash needs for the immediate future.

Highly competitive market conditions have minimized the margins on new contracts. Productivity improvements and cost reduction programs are continually being initiated to increase margins. In 1997 the Company received ISO9001 certification, an international quality systems standard. This is expected to continue to enhance our marketing efforts on an international basis.

Looking ahead throughout the remainder of 2000, the contracts awarded to the Company in the first quarter of 2000 and the strong bid and proposal activity could potentially result in a significant backlog increase and provide a solid base for the remainder of the year.

                                     Page 11
                         AERO SYSTEMS ENGINEERING, INC.
                         (A Subsidiary of Celsius Inc.)

PART II - OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K

         (a)      No exhibits are included in this filing.

         (b) No Current Reports on Form 8-K were filed during the quarter ended March 31, 2000.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date:    May 5, 2000
                                        /s/  Charles Loux
                                 -----------------------------------------------
                                 Charles Loux, President and CEO

                                        /s/  Steven R. Hedberg
                                 -----------------------------------------------
                                 Steven R. Hedberg, Chief Financial Officer