Form 10-Q
period 2000-06-30
AERO SYSTEMS ENGINEERING INC
filed 2000-08-01
CIK 2589

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended June 30, 2000

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from                     to

         Commission file number 0-7390

                         Aero Systems Engineering, Inc.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

         Minnesota                                             41-0913117
         ---------------------------------------------------------------------
         (State or other jurisdiction of                    (I.R.S  Employer
         incorporation or organization)                     Identification No.)

         358 East Fillmore Avenue, St. Paul,  Minnesota           55107
         ------------------------------------------------------------------
         (Address of principal executive offices)                (Zip Code)

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

                                   Yes X  No
                                       --


         As of June 30, 2000, 4,401,625 shares of common stock, par value $.20 per share, were outstanding.

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)

                                    Form 10-Q


                           Quarter Ended June 30, 2000


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




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)
                            CONDENSED BALANCE SHEETS

                                                                    June 30,                   December 31,
                            ASSETS                                    2000                         1999
                            ------                            -------------------           ------------------
                                                                  (Unaudited)                     (Note)
                                                                     (000's omitted, except share data)
CURRENT ASSETS
--------------

Cash and cash equivalents                                    $                 39          $                48
Accounts Receivable, net                                                    6,496                        8,305
Costs and Estimated Earnings in
         Excess of Billings on Uncompleted
         Contracts                                                          5,193                        4,768
Inventories:
         Materials and Supplies                                             1,005                          842
         Projects in Process                                                  387                          249
Prepaid Expenses                                                              300                          116
Deferred and Prepaid Income Taxes                                             724                          727
                                                               -------------------           ------------------

         Total Current Assets                                              14,144                       15,055

PROPERTY, PLANT AND EQUIPMENT
-----------------------------

Land                                                                          486                          486
Buildings                                                                   3,025                        3,025
Furniture, Fixtures, & Equipment                                            7,956                        7,832
Wind Tunnels & Instrumentation                                              2,978                        2,967
Building Improvements                                                       1,338                        1,338
                                                               -------------------           ------------------
                                                                           15,783                       15,648
Less Accumulated Depreciation                                              10,604                       10,019
                                                               -------------------           ------------------
Property, Plant, and Equipment, net                                         5,179                        5,629


Total Assets                                                 $             19,323          $            20,684
                                                               ===================           ==================


                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsuis Inc.)
                            CONDENSED BALANCE SHEETS
                                   (continued)

                                                                              June 30,                  December 31,
                               LIABILITIES                                      2000                        1999
                               -----------                               ------------------         -------------------
                                                                             (Unaudited)                   (Note)
                                                                               (000's omitted, except share data)
CURRENT LIABILITIES
-------------------

Current Maturities of
           Capital Lease Obligations                                    $                69        $                 79
Notes Payable                                                                         4,522                       3,647
Accounts Payable:
           Trade                                                                      2,826                         916
           Affiliated Companies                                                          97                           8
Billings in Excess of Costs and Estimated
           Earnings on Uncompleted Contracts                                          2,612                       5,238
Accrued Warranty and Losses                                                             806                         793
Accrued Salaries and Wages                                                              888                         847
Income Taxes Payable                                                                      0                           0
Other Accrued Liabilities                                                             2,684                       4,093
                                                                          ------------------         -------------------

           Total Current Liabilities                                                 14,504                      15,621

OTHER LIABILITIES

Deferred Income Taxes                                                                   623                         623
Capital Lease Obligations,
           Less Current Maturities                                                      142                         171
Commitments and Contingencies

STOCKHOLDERS' EQUITY

Common Stock - Authorized 10,000,000 Shares
           of $.20 Par Value; Issued 4,401,625 on
           June 30, 2000 and December 31, 1999.                                         880                         880

Additional  Paid-in Capital                                                             900                         900
Retained Earnings                                                                     2,274                       2,489
                                                                          ------------------         -------------------

           Total Stockholders' Equity                                                 4,054                       4,269
                                                                          ------------------         -------------------

Total Liabilities and Stockholders' Equity                              $            19,323        $             20,684
                                                                          ==================         ===================

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius, Inc.)

                        CONDENSED STATEMENTS OF EARNINGS
                           (Unaudited, 000's omitted)


                                                           Three Months Ended                        Six Months Ended
                                                                 June 30                                  June 30
                                                         2000              1999                   2000              1999
                                                     --------------------------------         --------------------------------

Earned Revenue                                     $         8,078  $          8,715        $        14,838  $         15,111
Cost of Earned Revenue                                       6,246             7,645                 11,613            13,080
                                                     --------------    --------------         --------------    --------------

           Gross Profit                                      1,832             1,070                  3,225             2,031

Operating Expenses                                           1,466             1,336                  3,224             2,556
                                                     --------------    --------------         --------------    --------------

           Operating Profit (Loss)                             366              (266)                     1              (525)

Other Income (Expense)
           Interest Expense                                   (119)             (206)                  (220)             (409)
           Other                                                 4                20                      4                14
                                                     --------------    --------------         --------------    --------------
                                                              (115)             (186)                  (216)             (395)
                                                     --------------    --------------         --------------    --------------

Income (Loss) Before Income Taxes                              251              (452)                  (215)             (920)

Income Tax Expense                                               -                (2)                     -               (10)
                                                     --------------    --------------         --------------    --------------

           Net Income (Loss)                       $           251   $          (454)       $          (215)  $          (930)
                                                     ==============    ==============         ==============    ==============

NET INCOME (LOSS) PER SHARE                        $          0.06   $         (0.10)       $         (0.05)  $         (0.21)
                                                     ==============    ==============         ==============    ==============

Dividends per Share                                      None              None                   None              None


                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)
                       CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited, 000's omitted)


                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                     2000                   1999
                                                                                 -------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                              $          (215)       $          (930)
Adjustment to reconcile net income (loss)
        to net cash provided (used) by operating activities:
           Depreciation and Amortization                                                   585                    537
           (Increase) Decrease in Assets:
               Accounts Receivable                                                       1,809                    (88)
               Cost and Estimated Earnings in Excess of
                  Billings on Uncompleted Contracts                                       (425)                  (836)
               Inventories                                                                (301)                   140
               Prepaid Expenses                                                           (181)                    (9)
           Increase (Decrease) in Liabilities:
               Accounts Payable and Accrued Expenses                                       644                   (593)
               Billings in Excess of Costs and Estimated Earnings
                  on Uncompleted Contracts                                              (2,626)                 3,690
                                                                                 --------------         --------------
        Net Cash Provided (Used) by
           Operating Activities                                                           (710)                 1,911

CASH FLOW FROM INVESTING ACTIVITIES:
           Capital Expenditures                                                           (135)                  (407)
                                                                                 --------------         --------------
        Net Cash Used in Investing Activities                                             (135)                  (407)

CASH FLOW FROM FINANCING ACTIVITIES:
           Net Borrowings under Line of Credit Agreement                                   875                   (995)
           Principal Payments under Capital Lease Obligations                              (39)                   (59)
           Principal Payments on Borrowings From Affiliates                                  -                   (400)
                                                                                 --------------         --------------
        Net Cash Provided (Used) by Financing Activities                                   836                 (1,454)

                                                                                 --------------         --------------
NET CHANGE IN CASH                                                                          (9)                    50

CASH AT BEGINNING OF YEAR                                                                   48                     16
                                                                                 --------------         --------------
CASH AT END OF QUARTER                                                         $            39        $            66
                                                                                 ==============         ==============

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Unaudited, 000's omitted)
                                 June 30, 2000

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ending June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

NOTE B - CONTRACTS IN PROCESS
         Information with respect to contracts in process follows:

                                                                                June 30,                        June 30,
                                                                                  2000                            1999
                                                                            ------------------              ------------------

          Costs Incurred on Uncompleted Contracts                       $              43,506          $               50,276
          Estimated Earnings Thereon                                                    9,446                          11,667
                                                                           ------------------              ------------------

          Total Earned Revenue on Uncompleted Contracts                                52,952                          61,943
          Less Billings Applicable thereto                                             50,371                          59,502
                                                                            ------------------              ------------------

                                                                        $               2,581          $                2,441
                                                                            ==================              ==================

          Included in Accompanying Balance Sheet
            Under Following Captions:
                  Costs and Estimated Earnings in Excess of
                     Billings on Uncompleted Contracts                  $               5,193          $                7,547
                  Billings in Excess of Costs and Estimated
                     Earnings on Uncompleted Contracts                                  2,612                           5,106
                                                                            ------------------              ------------------

                                                                        $               2,581          $                2,441
                                                                            ==================              ==================

NOTE C - CONTINGENCIES AND COMMITMENT

         Guarantees of approximately $689,311 were outstanding on June 30, 2000 to various customers as bid bonds or in exchange for down payments or warranty performance bonds.

                                     Page 8
                         AERO SYSTEMS ENGINEERING, INC.
                         (A Subsidiary of Celsius Inc.)


Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

Financial Condition

Second quarter 2000 (All dollar amounts are in thousands.)

Worldwide revenue for the second quarter 2000 totaled $8,078, which was a 7% decrease from $8,715 in the second quarter of last year. Net income for the second quarter was $251 as compared to second quarter net loss of $454 for the same period last year.

Backlog of orders as of June 30, 2000 was $36,063 as compared with $18,759 and $24,372 as of December 31, 1999 and June 30, 1999, respectively. This 92% increase from December 31, 1999 was related to the receipt in June 2000 of a $23 million dollar order for a wind tunnel in Singapore. The proposal activity continues to be strong for data acquisition systems and turnkey projects.

The decrease in revenue from Second Quarter 1999 was mostly attributable to the fact that during the Second Quarter of 1999, a major wind tunnel project had achieved the percentage of completion required for revenue recognition, which resulted in recording revenues in 1999 for work completed from the fourth quarter 1998 through the second quarter 1999. The second quarter of 2000 did not include a similar event. The net income of $251,000 in the second quarter of 2000 was mostly attributable to the impact of increased project activity and corresponding margin related to the new orders received early in the year.

Cost of earned revenue for the second quarter, which includes manufacturing and engineering costs, was 77% as compared to 88% during the same period of last year. The decrease during this period is related to the second quarter of 1999 having included higher than expected costs incurred on the one major turnkey project and the recording of additional reserves relating to the outstanding legal dispute, whereas the second quarter of 2000 did not include similar events.

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

Selling, general and administrative expenses of $1,116 were 14% of revenues during the second quarter of 2000 as compared to $1,074 and 12% of revenues during the same period of last year. This increase of $42 or 4% was primarily related to increased bid and proposal activities related to several larger turnkey proposals.

Research and development expenses were $350 during the second quarter of 2000 as compared to $262 in the same period in 1999. This increase of $88 was a result of increased efforts on specific ASE2000 projects. During 2000, additional research and development expenses will be incurred for continued enhancements to the ASE2000 in order to maintain a leadership role in the marketplace.

                                     Page 9
                         AERO SYSTEMS ENGINEERING, INC.
                         (A Subsidiary of Celsius Inc.)


Capital expenditures for the second quarter of 2000 were $75 as compared to $161 for the same period last year. The second quarter 1999 included capital expenditures related to the new ERP system the Company implemented during 1999. It is expected that for the remainder of 2000, additional capital expenditures will be used to complete enhancements at the Aerotest Laboratory, to purchase additional equipment for research and development projects, engineering departments, and building improvements at our facilities.

Interest expense of $119 was incurred during the second quarter of 2000, as compared to $206 from the same period in the prior year. The average amounts of borrowings outstanding were lower during the second quarter of 2000 as compared to the second quarter of last year.

Accounts receivable at the end of the second quarter 2000 was $6,496 as compared with the year end 1999 balance of $8,305. This decrease of $1,809 was due mainly to invoice timing on several large contracts.

Costs and estimated earnings in excess of billings on uncompleted contracts at the end of the second quarter of 2000 increased $425 or 9%, to $5,193 as compared with the balance at December 31, 1999. The Company recognizes profit on long-term projects on the percentage of completion basis, which permits earned revenue to be recognized prior to the time that progress payments are billed. When this occurs, amounts are added to this asset account for the recognition of earned revenue prior to the billing of progress payments. The increase since year-end is due to the timing of billing milestones related to the contracts. Billings are a function of contract terms and do not necessarily relate to the percentage of completion of a project.

Notes payable balance representing working capital advances was $4,522 at the end of the second quarter 2000 as compared to the year end balance of $3,647, which is an increase of $875 or 24%. This increase is primarily the result of timing of project expenditures as compared to invoicing milestones.

Accounts payable and accrued expenses at the end of the second quarter increased $644 or 10% as compared to the year end balance. This was primarily due to the increased procurement expenditures related to the new contracts starting in the second quarter.

Billings in excess of costs and estimated earnings on uncompleted contracts decreased $2,626 or 50%, to $2,612 as compared with the balance at December 31, 1999. The decrease since year-end is due to the timing of billing milestones related to the contracts. Billings are a function of contract terms and do not necessarily relate to the percentage of completion of a project.

The Company operates on a global basis, and during an average year, it generates approximately 50% of its revenues from international customers. This trend has continued for the last five years as foreign airlines and government agencies purchase products that ASE designs and produces. Most of the Company's contracts are denominated in U.S. dollars. However, a few of them are denominated in the customer's local currency. Therefore, the Company has entered into several foreign exchange forward contracts having maturities within the next eighteen months. The face amounts represent U.S. dollar equivalents of a non-U.S. dollar denominated forward contract. The amounts at risk are not material and the Company should have the financial ability to generate cash flows to offset the expected gain or losses when the contracts mature.

The Company has consistently relied upon bank credit lines during recent years as a source of its working capital resources and liquidity. Funds under these lines of credit are actually provided by Celsius Inc. and ultimately are guaranteed by Saab AB, a Swedish corporation. Celsius Inc., a United States corporation, is

                                     Page 10
                         AERO SYSTEMS ENGINEERING, INC.
                         (A Subsidiary of Celsius Inc.)

a wholly owned subsidiary of Saab AB. Celsius Inc. owns approximately 80% of the outstanding shares of common stock of the Company. A first security interest in all assets of the Company has been granted to Celsius Inc., and a fee is paid through Celsius Inc.

Prior to the first quarter 2000, Celsius Inc., a U.S. company, was a wholly owned subsidiary of Celsius AB, a Swedish company, but is now ultimately owned by Saab AB, also a Swedish company. During the fourth quarter of 1999, Saab AB commenced a tender offer to acquire all of the outstanding shares of Celsius AB. Saab AB completed the acquisition of Celsius AB during March 2000.

The Company currently has bank lines of credit, which enable it to borrow up to a total of $6,000. As of June 30, 2000, $4,522 was used, with $1,478 available balance remaining. Although the line of credit has a $6,000 limit, Celsius Inc. has allowed the Company to exceed this limit for short periods of time. The portion over $6,000 is assessed a higher interest rate of 10.75%. The Company believes that these bank lines of credit, along with cash flows from continuing operations, are adequate to support the Company's cash needs for the immediate future.

Highly competitive market conditions have minimized the margins on new contracts. Productivity improvements and cost reduction programs are continually being initiated to increase margins. The Company received ISO9001 certification in 1997, an international quality systems standard. This is expected to continue to enhance the Company's marketing effort on an international basis.

Looking ahead throughout the remainder of 2000, the contracts awarded to the Company in the first half of 2000 and the significant increase in backlog should provide a solid base for the remainder of the year.

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)

PART II - OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders

         (a)      The Company held its annual meeting on May 31, 2000.

         (b) The Company solicited proxies for the annual meeting pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the Company's Proxy Statement prepared for the meeting, and all such nominees were elected.

         The nominees consisted of all directors serving as such at the time of the annual meeting, and all such nominees were re-elected as directors. The directors elected consisted of Christer Persson, Charles H. Loux, Richard A. Hoel, A. L. Maxson and Dr. Leon E. Ring. The votes cast for, against and withheld (if any) with respect to each director, and the number of broker non-votes with respect to each such director, were as follows:

                                              Number of Votes                          Number of
                                     ------------------------------------
          Name of Director                For        Against     Withheld           Broker Non-Votes
          ----------------                ---        -------     --------           ----------------

          Christer Persson             4,081,803        0          5921                    0
          Charles H. Loux              4,081,803        0          5921                    0
          Richard A. Hoel              4,081,803        0          5921                    0
          A. L. Maxson                 4,081,803        0          5921                    0
          Dr. Leon E. Ring             4,081,803        0          5921                    0


Item 6:  Exhibits and Reports on Form 8-K

         (a)      No exhibits are included in this filing.

         (b) No Current Reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:    July 31, 2000
                                           /s/  Charles Loux
                                  --------------------------------------------
                                   Charles Loux, President and CEO



                                           /s/  Steven R. Hedberg
                                  --------------------------------------------
                                   Steven R. Hedberg, Chief Financial Officer