Form 10-Q
period 2000-09-30
AERO SYSTEMS ENGINEERING INC
filed 2000-11-08
CIK 2589

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended September 30, 2000

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from            to

          Commission file number 0-7390

                         Aero Systems Engineering, Inc.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                    Minnesota                         41-0913117
          ---------------------------------------------------------------
         (State or other jurisdiction of           (I.R.S Employer
          incorporation or organization)          Identification No.)

         358 East Fillmore Avenue, St. Paul, Minnesota       55107
         ----------------------------------------------------------------
         (Address of principal executive offices)          (Zip Code)

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

                                Yes  X   No
                                   ----

         As of September 30, 2000, 4,401,625 shares of common stock, par value $.20 per share, were outstanding.

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)

                                    Form 10-Q


                        Quarter Ended September 30, 2000


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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                 September 30,                 December 31,
                            ASSETS                                    2000                         1999
                                                              -------------------           ------------------
                                                                  (Unaudited)                     (Note)
                                                                     (000's omitted, except share data)
CURRENT ASSETS

Cash and Cash Equivalents                                    $                 35          $                48
Accounts Receivable, net                                                    3,976                        8,305
Costs and Estimated Earnings in
         Excess of Billings on Uncompleted
         Contracts                                                          6,439                        4,768
Inventories:
         Materials and Supplies                                             1,074                          842
         Projects in Process                                                  314                          249
Prepaid Expenses                                                               76                          116
Deferred and Prepaid Income Taxes                                             727                          727
                                                               -------------------           ------------------

         Total Current Assets                                              12,641                       15,055

PROPERTY, PLANT AND EQUIPMENT

Land                                                                          486                          486
Buildings                                                                   3,025                        3,025
Furniture, Fixtures, & Equipment                                            8,154                        7,832
Wind Tunnels & Instrumentation                                              2,978                        2,967
Building Improvements                                                       1,499                        1,338
                                                               -------------------           ------------------
                                                                           16,142                       15,648
Less Accumulated Depreciation                                              10,909                       10,019
                                                               -------------------           ------------------
Property, Plant, and Equipment, net                                         5,233                        5,629


Total Assets                                                 $             17,874          $            20,684
                                                               ===================           ==================


                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (continued)

                                                                             September 30,               December 31,
                               LIABILITIES                                       2000                         1999
                                                                          -------------------         ------------------
                                                                             (Unaudited)                   (Note)
                                                                               (000's omitted, except share data)

CURRENT LIABILITIES

Current Maturities of
           Capital Lease Obligations                                    $                 59        $                79
Notes Payable                                                                          3,373                      3,647
Accounts Payable:
           Trade                                                                       1,463                        916
           Affiliated Companies                                                          149                          8
Billings in Excess of Costs and Estimated
           Earnings on Uncompleted Contracts                                           3,695                      5,238
Accrued Warranty and Losses                                                              796                        793
Accrued Salaries and Wages                                                               915                        847
Other Accrued Liabilities                                                              2,275                      4,093
                                                                          -------------------         ------------------

           Total Current Liabilities                                                  12,725                     15,621

OTHER LIABILITIES

Deferred Income Taxes                                                                    623                        623
Capital Lease Obligations,
           Less Current Maturities                                                       132                        171
Commitments and Contingencies

STOCKHOLDERS' EQUITY

Common Stock - Authorized 10,000,000 Shares
           of $.20 Par Value; Issued 4,401,625 on
           September 30, 2000 and December 31, 1999.                                     880                        880

Additional  Paid-in Capital                                                              900                        900
Retained Earnings                                                                      2,614                      2,489
                                                                          -------------------         ------------------

           Total Stockholders' Equity                                                  4,394                      4,269
                                                                          -------------------         ------------------

Total Liabilities and Stockholders' Equity                              $             17,874        $            20,684
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

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius, Inc.)

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited, 000's omitted)


                                                           Three Months Ended                        Nine Months Ended
                                                              September 30                              September 30
                                                         2000              1999                   2000                1999
                                                     --------------------------------         --------------------------------

Earned Revenue                                     $         8,751  $          7,841        $        23,589  $         22,952
Cost of Earned Revenue                                       7,017             5,991                 18,630            19,071
                                                     --------------    --------------         --------------    --------------

           Gross Profit                                      1,734             1,850                  4,959             3,881

Operating Expenses                                           1,228             1,292                  4,452             3,848
                                                     --------------    --------------         --------------    --------------

           Operating Profit (Loss)                             506               558                    507                33

Other Income (Expense)
           Interest Expense                                   (153)             (165)                  (373)             (574)
           Other                                               (13)               (1)                    (9)               13
                                                     --------------    --------------         --------------    --------------
                                                              (166)             (166)                  (382)             (561)
                                                     --------------    --------------         --------------    --------------

Income (Loss) Before Income Taxes                              340               392                    125              (528)

Income Tax Expense                                               0                (3)                     0               (13)
                                                     --------------    --------------         --------------    --------------

           Net Income (Loss)                       $           340   $           389        $           125   $          (541)
                                                     ==============    ==============         ==============    ==============

NET INCOME ( LOSS) PER SHARE                       $          0.08   $          0.09        $          0.03   $         (0.12)
                                                     ==============    ==============         ==============    ==============

Dividends per Share                                      None              None                   None              None

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, 000's omitted)



                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                     2000                   1999
                                                                                 --------------------------------------

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                              $           125       $            (541)
Adjustment to reconcile net income (loss)
        to net cash provided (used) by operating activities:
           Depreciation and Amortization                                                   889                     776
           (Increase) Decrease in Assets:
               Accounts Receivable                                                       4,329                   2,097
               Cost and Estimated Earnings in Excess of
                  Billings on Uncompleted Contracts                                     (1,671)                    231
               Inventories                                                                (297)                     39
               Prepaid Expenses                                                             40                     (71)
           Increase (Decrease) in Liabilities:
               Accounts Payable and Accrued Expenses                                    (1,059)                 (1,677)
               Billings in Excess of Costs and Estimated Earnings
                  on Uncompleted Contracts                                              (1,543)                  2,402
                                                                                 --------------        ----------------
        Net Cash Provided (Used) by
           Operating Activities                                                            813                   3,256

CASH FLOW FROM INVESTING ACTIVITIES:
           Capital Expenditures                                                           (493)                   (716)
                                                                                 --------------        ----------------
        Net Cash Used in Investing Activities                                             (493)                   (716)

CASH FLOW FROM FINANCING ACTIVITIES:
           Net Borrowings under Line of Credit Agreement                                  (274)                 (2,032)
           Principal Payments under Capital Lease Obligations                              (59)                    (64)
           Principal Payments on Borrowings From Affiliates                                  0                    (400)
                                                                                 --------------        ----------------
        Net Cash Provided (Used) by Financing Activities                                  (333)                 (2,496)

                                                                                 --------------        ----------------
NET CHANGE IN CASH                                                                         (13)                     44

CASH AT BEGINNING OF YEAR                                                                   48                      16
                                                                                 --------------        ----------------
CASH AT END OF QUARTER                                                         $            35       $              60
                                                                                 ==============        ================

                 AERO SYSTEMS ENGINEERING , INC. -- CONSOLIDATED
                          (Subsidiary of Celsius Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited, 000's omitted)
                               September 30, 2000

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ending September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

NOTE B - CONTRACTS IN PROCESS

         Information with respect to contracts in process follows:

                                                                                September 30,                   September 30,
                                                                                   2000                            1999
                                                                            -------------------             -------------------
         Costs Incurred on Uncompleted Contracts                        $               40,032         $                37,325
         Estimated Earnings Thereon                                                     11,836                           7,589
                                                                            -------------------             -------------------

         Total Earned Revenue on Uncompleted Contracts                                  51,868                          44,914
         Less Billings Applicable Thereto                                               49,124                          42,252
                                                                            -------------------             -------------------

                                                                        $                2,744         $                 2,662
                                                                            ===================             ===================

         Included in Accompanying Balance Sheet
           Under Following Captions:
                 Costs and Estimated Earnings in Excess of
                    Billings on Uncompleted Contracts                   $                6,439         $                 6,480
                 Billings in Excess of Costs and Estimated
                    Earnings on Uncompleted Contracts                                    3,695                           3,818
                                                                            -------------------             -------------------

                                                                        $                2,744         $                 2,662
                                                                            ===================             ===================


NOTE C - CONTINGENCIES AND COMMITMENT

         Guarantees of approximately $5,318,038 were outstanding on September 30, 2000 to various customers as bid bonds or in exchange for down payments or warranty performance bonds.

                         AERO SYSTEMS ENGINEERING, INC.
                         (A Subsidiary of Celsius Inc.)

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

Financial Condition

(All dollar amounts are in thousands.)

Worldwide revenue for the third quarter 2000 totaled $8,751, which was a 12% increase from $7,841 in revenue for the third quarter of last year. Net income for the third quarter was $340 as compared to third quarter income of $389 last year.

Backlog of orders as of September 30, 2000 was $31,423 as compared with $18,759 and $18,096 as of December 31, 1999 and September 30, 1999, respectively. This 67% increase from year-end was mostly related to the receipt of a $23 million wind tunnel project during the second quarter of 2000. The proposal activity continues to be strong in all areas of the business. The year to date orders through September are $36.3 million.

The revenue increase was mostly attributable to the higher backlog going into the third quarter 2000, and the fact that a major wind tunnel project that had achieved the percentage of completion required for revenue recognition during the quarter. The net income of $340,000 in the third quarter of 2000 was mostly attributable to the impact of increased project activity and the one major wind tunnel project having achieved the percentage of completion required for revenue recognition during the quarter.

Cost of earned revenue for the third quarter, which includes manufacturing and engineering costs, was 80% as compared to 76% during the same period of last year. This increase is partly the result of slightly lower project margins, and partly due to recording additional reserves to fully cover the settlement of construction cost claims on one major contract. This major contract is now completed.

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

Selling, general and administrative expenses of $1,066 were 12% of revenues during the third quarter of 2000 as compared to $1,165 and 15% during the same period of last year. This decrease of $99 or 8% was primarily related to reduced bid and proposal activities.

Research and development expenses were $162 during the third quarter of 2000 as compared to $127 in the same period in 1999. During 2000, additional R & D will be incurred for continued enhancements to the ASE2000 in order to maintain a leadership role in data acquisition and control systems.

Capital expenditures for the third quarter 2000 were $358 as compared to $309 for the same period of last year. It is expected that for the remainder of 2000, additional capital expenditures will be used to complete the enhancements at the Aerotest Laboratory, to purchase additional equipment for R & D projects, and the engineering departments.

                         AERO SYSTEMS ENGINEERING, INC.
                         (A Subsidiary of Celsius Inc.)

Interest expense of $153 was incurred during the third quarter of 2000 as compared to $165 for the same period in the prior year. The average amounts of borrowings were lower during the third quarter of 2000 as compared to third quarter of last year. The average interest rates are slightly higher than compared to the third quarter of last year.

Accounts receivable at the end of the third quarter 2000 were $3,976 as compared with the year-end 1999 balance of $8,305. This decrease of $4,329 was due mainly to invoice timing on several large contracts.

Costs and estimated earnings in excess of billings on uncompleted contracts at the end of the third quarter increased $1,671, or 35%, to $6,439 as compared with the year-end 1999 balance. The Company recognizes profit on long-term projects on the percentage of completion basis, which permits earned revenue to be recognized prior to the time that progress payments are billed. When this occurs, amounts are added to this asset account for the recognition of earned revenue prior to the billing of progress payments. The increase since year-end is due to the timing of billing milestones related to the contracts. Billings are a function of contract terms and do not necessarily relate to the percentage of completion of a project.

Notes payable balance was $3,373 as compared to the year-end 1999 balance of $3,647, which is a decrease of $274 or 8%. This decrease is primarily the result of improved project cash flows and increased customer down payments.

Accounts payable and accrued expenses at the end of the third quarter decreased $1,059 or 16% as compared to the year-end 1999 balance. This was primarily due to several projects nearing completion, with all equipment previously shipped and installed, therefore reducing vendor commitments. The new projects are now moving into the procurement phase, which should increase vendor commitments.

Billings in excess of costs and estimated earnings on uncompleted contracts at the end of the third quarter decreased $1,543 to $3,695 compared to the year-end 1999 balance of $5,238. The decrease since year-end is due to the timing of billing milestones related to contracts. Billings are a function of contract terms and do not necessarily relate to the percentage of completion of a project.

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

                         AERO SYSTEMS ENGINEERING, INC.
                         (A Subsidiary of Celsius Inc.)

Prior to the first quarter 2000, Celsius Inc., a U.S. company, was a wholly owned subsidiary of Celsius AB, a Swedish company, but is now ultimately owned by Saab AB, also a Swedish company. During the fourth quarter of 1999, Saab AB commenced a tender offer to acquire all of the outstanding shares of Celsius AB. Saab AB completed the acquisition of Celsius AB during March 2000.


The Company currently has a bank line of credit, which enables it to borrow up to a total of $6,000. As of September 30, 2000, $3,373 was used, with a $2,627 available balance remaining. Although the line of credit has a $6,000 limit, Celsius Inc. has allowed the Company to exceed this limit for short periods of time. The portion over $6,000 is assessed a higher interest rate of 12.5 percent per annum. The Company believes that these bank lines of credit, along with cash flows from continuing operations, are adequate to support the Company's cash needs for the immediate future.

Highly competitive market conditions have continued to put pressure on the margins on new contracts. Productivity improvements and cost reduction programs are continually being initiated to increase margins. The Company received ISO9001 certification in 1997, an international quality systems standard. This is expected to continue to enhance the Company's marketing effort on an international basis.

Looking ahead throughout the remainder of 2000, the contracts awarded in the first nine months of the year and the improved backlog should provide a solid base for the rest of 2000.

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)

PART II - OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K

         (a)      No exhibits are included in this filing.

         (b) No Current Reports on Form 8-K were filed during the quarter ended September 30, 2000.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:    November 7, 2000
                                      /s/ Charles Loux
                                      ------------------------------------
                                          Charles Loux
                                          President and CEO


                                      /s/ Steven R. Hedberg
                                      ------------------------------------
                                          Steven R. Hedberg
                                          Chief Financial Officer