Form 10-K405
period 2000-12-31
AERO SYSTEMS ENGINEERING INC
filed 2001-03-13
CIK 2589

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the fiscal year ended December 31, 2000        Commission file number 0-7390
                          -----------------        -----------------------------


                         AERO SYSTEMS ENGINEERING, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Minnesota                                  41-0913117
        ------------------------                      -------------------
        (State of incorporation)                       (I.R.S. Employer
                                                     Identification No.)


 358 East Fillmore Avenue, St. Paul, Minnesota               55107
 ---------------------------------------------            ----------
  (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code      (651) 227-7515


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

                             Yes   X   No
                                 -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 2001 was approximately $1,261,035 based upon the average of the closing bid and asked prices of the stock on such date.

The number of common shares outstanding as of January 31, 2001 was 4,401,625.

                                TABLE OF CONTENTS


                                                                            Page

DOCUMENTS INCORPORATED BY REFERENCE...........................................3

CROSS-REFERENCE SHEET BETWEEN ITEMS IN PART III
OF FORM 10-K AND PROXY STATEMENT PURSUANT TO
GENERAL INSTRUCTION G(4)......................................................4

PART I

Item 1.   Business............................................................5

Item 2.   Properties..........................................................9

Item 3.   Legal Proceedings...................................................9

Item 4.   Submission of Matters to a Vote of Security Holders.................9

PART II

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters................................................10

Item 6.   Selected Financial Data............................................11

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................11

Item 7A   Quantitative and Qualitative Disclosure About Market Risk..........14

Item 8.   Financial Statements and Supplementary Data........................15

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...............................................33

PART III

Item 10. through Item 13. See Documents Incorporated by Reference............33

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....33


Signatures...................................................................34

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the Form 10-K:

                                                                 PARTS OF FORM 10-K INTO WHICH
                         DOCUMENT                                   INCORPORATED BY REFERENCE
----------------------------------------------------------------------------------------------
Proxy Statement to be filed on or before April 30, 2001
   for the annual meeting of shareholders on May 30, 2001                      III

CROSS-REFERENCE SHEET BETWEEN ITEMS IN PART III OF FORM 10-K AND PROXY STATEMENT PURSUANT TO GENERAL INSTRUCTION G(4)

                                                                               SUBJECT HEADINGS IN
                                DOCUMENT                                         PROXY STATEMENT
---------------------------------------------------------------------------------------------------
Item 10.  Directors and Executive Officers of the Registrant                 Election of Directors

Item 11.  Executive Compensation                                             Election of Directors

Item 12.  Security Ownership of Certain Beneficial Owners and Management     Principal Shareholders

Item 13.  Certain Relationships and Related Transactions                     Election of Directors

PART I

ITEM 1 - BUSINESS

General Development of Business - Aero Systems Engineering, Inc. ("ASE" or the "Company") is a global turnkey provider of test facilities and systems for the aerodynamic and propulsion test system markets. ASE is a Minnesota corporation that was organized on May 11, 1967. From that time until 1993, the Company had been primarily engaged in selling products and services related to testing turbine engines. On July 30, 1993, the Company purchased substantially all of the assets of FluiDyne Engineering Corporation ("FluiDyne"), relating to FluiDyne's business of designing, constructing and supplying various types of test facilities, such as wind tunnels and other aerodynamic test facilities. The acquisition also included the Aerotest Laboratory, which provides aeropropulsion component and aerodynamic testing services.

Approximately 80% of the Company's outstanding common stock is owned by Celsius Inc. Celsius Inc. is a wholly-owned subsidiary of Celsius AB, which is a Swedish company. Celsius AB was acquired by SAAB AB in March 2000.

The plan of operations for 2001 with respect to the Company is to continue with its current activities and operations in the test cell, wind tunnel and aerodynamic testing markets. In addition, the Company plans to explore new markets as deemed appropriate through acquisitions or using joint ventures with established companies. Currently, the Company has no agreements regarding such opportunities. The Company is attempting to expand into the industrial engine and small commuter engine testing market place. Also, acoustic measurement processes to measure noise levels are technologies where the Company is creating new customers and providing additional value to existing customers.

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

Products and Services - The Company's products and services include the following:

     o Design and overall project management for construction of jet engine testing facilities and wind tunnel testing facilities;

     o Design and manufacture of electronic and mechanical turbine engine testing equipment;

     o    Providing of aerodynamic and propulsion system testing services;

     o Application of engineering technology to specific engine and aerodynamic testing problems;

     o    Providing acoustic design and measurement services.

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

Most of the instrumentation and much of the equipment used in a jet engine or wind tunnel test facility are not manufactured by the Company. The Company adds value by combining these electronic and mechanical components purchased from other companies and assembles them to make the desired testing equipment or facility. For a complete test facility, which includes design and construction of a building, the Company subcontracts certain civil aspects of the project.

Sales of test facilities have resulted principally from direct customer contacts, independent sales agents and the Company's internal marketing staff.

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

Availability of working capital financing is necessary for the current operations of the business. The Company currently has a line of credit with a branch of a Swedish bank in New York for $6,000,000. Funds provided by this bank are actually provided by Celsius Inc. and ultimately by SAAB treasury. In consideration of providing working capital funds, a first security interest in all assets of the Company has been granted to Celsius Inc. and a fee is also paid to Celsius Inc. Although the Company's management has no reason to believe that availability of such funds from Celsius Inc. will cease in the near future, there can be no assurance that such availability will continue indefinitely.

Customers - The Company provides products and services for numerous companies in the aircraft industry as well as the U.S. federal government and foreign governmental entities. The orders to provide these services can originate from many customers and quite frequently result in repeat business. In 2000, three customers each accounted for more than 10% of the Company's revenues. These three customers were Boeing, General Electric and DSO-Singapore. The Company believes that the loss of no other single customer would have a material adverse effect on its future revenues.

Backlog - The Company's order backlog constitutes future revenue to be earned on contracts, including unearned revenue on projects currently in progress. The backlog of orders as of December 31, 2000 was $27,710,000. This compares with a backlog of $18,759,000 on December 31, 1999.

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

In the wind tunnel facilities area, the Company has historically designed and built high-speed wind tunnels for worldwide governmental agencies, commercial companies and other research institutions.

With worldwide defense budgets being reduced during the past few years, the number of wind tunnel projects has been steadily declining. However, there has been growth in the automotive wind tunnel area. In order to capture some of this new automotive wind tunnel business, ASE had previously entered into a teaming agreement with a leading automotive architecture and engineering company, and recently established a marketing agreement with an agent in the Detroit area. The team continues to pursue new opportunities but to date no contracts have been awarded. Also, the activities involving commercial aviation wind tunnels applications have been growing, and continue to provide opportunities for new business.

The Company has in the past been aided in financing projects by utilizing the financial strength of SAAB AB. Without the ability to issue standby letters of credit to guarantee the performance of the project, ASE might not have been the prime contractor on certain of these projects.

Research and Development - Research and development performed by the Company is applied engineering, that is, applying present engineering knowledge and technology toward solving customer problems in turbine engine and aerodynamic testing. The Company is currently enhancing the ASE2000, which is its latest computer data acquisition system. The expense of research and development was $625,000, $743,000 and $521,000 for the years ended December 31, 2000, 1999 and
1998, respectively.

Environmental Matters - There has not been, and it is not expected that there will be, any material effect upon capital expenditures, earnings or the competitive position of the Company due to compliance with federal, state and local environmental protection regulations.

Employees - As of December 31, 2000, the Company employed 173 employees. Contract labor has been used as business conditions require.

Foreign Operations - While business in foreign countries is always subject to interference or restrictions by foreign governments or restrictions imposed by the United States government, the Company believes that the nature of its business is such that it is not likely to be subject to such interference. Wind tunnels with a Mach number in excess of .9 need to have approval from the U.S. State Department if they are sold to a foreign country.

For certain foreign and domestic projects, the Company obtains payment terms or financial protections, such as irrevocable letters of credit and bank guarantees, to better assure payment to the Company in the event of any financial difficulty. Nevertheless, foreign projects always have inherent foreign currency risks with respect to currency exposures or purchase commitments. The Company hedges currency exposure as deemed appropriate to minimize the foreign exchange exposure.

ITEM 2 - PROPERTIES

The Company's headquarters are located in a concrete building in a light industrial area at 358 East Fillmore Avenue, Saint Paul, Minnesota that it has been occupying since 1971. The Company purchased this facility during 1993 from the Port Authority of Saint Paul (the "Port Authority"). Currently, the Company has approximately 52,000 total square feet, of which 45,000 square feet is used for engineering and administrative offices and 7,000 square feet is used for manufacturing.

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

ITEM 3 - LEGAL PROCEEDINGS

There are no significant legal proceedings in process at the time of this report.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of 2000 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's common stock currently is quoted on The Nasdaq SmallCap MarketSM. On January 31, 2001, the closing sale price for the Company's common stock was $1.63.

The high and low sales prices for the Company's common stock for each quarter during 1999 and 2000, as quoted on Nasdaq, were as follows:

                                         HIGH             LOW
                                         ----             ---
   1999:
     First Quarter                       $1.75           $1.14
     Second Quarter                       2.13            1.13
     Third Quarter                        1.63             .75
     Fourth Quarter                       2.50            1.00

   2000:
     First Quarter                       $3.13           $1.44
     Second Quarter                       2.66            1.75
     Third Quarter                        2.25            1.25
     Fourth Quarter                       2.06            1.28

The quotations set forth above reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

No cash dividends have ever been paid in the history of the Company. The Company intends to use its earnings to finance operations and does not intend to pay cash dividends on its capital stock in the foreseeable future. On March 31, 1999, the Company issued a 15% stock dividend to shareholders of record as of March 10, 1999. Financial information contained in this report has been adjusted to reflect the impact of the 15% stock dividend. As of December 31, 2000, there were approximately 191 holders of record of common stock of the Company and 4,401,625 total shares outstanding.

ITEM 6 - SELECTED FINANCIAL DATA

Selected financial data for the years ended December 31 are as follows:


                                      2000           1999           1998           1997           1996
                                      ----           ----           ----           ----           ----
SELECTED INCOME STATEMENT DATA
Earned revenue                    $30,646,114    $31,061,082    $27,181,448    $25,032,452    $20,383,352
Net income (loss)                     331,003       (645,307)       665,200       (400,733)    (2,527,754)
Net income (loss) per
   common share                           .08           (.15)           .15           (.09)          (.57)
Weighted average common shares
   outstanding                      4,401,625      4,401,625      4,401,625      4,401,625      4,401,625

SELECTED BALANCE SHEET DATA
Current assets                    $14,026,405    $15,055,233    $16,004,487    $14,936,589    $11,006,645
Current liabilities                13,919,641     15,620,895     15,850,389     15,107,440     10,469,625
Working capital                       106,764       (565,662)       154,098       (170,851)       537,020
Total assets                       19,210,113     20,683,801     21,480,070     20,574,712     17,754,429
Long-term debt and capital
   lease obligations                  119,726        170,583        234,119        732,865      1,671,191
Stockholders' equity                4,600,804      4,269,801      4,915,108      4,249,908      4,650,641

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Aero Systems Engineering, Inc. is engaged in selling products and services related to (1) testing turbine engines and design and operation of aerodynamic wind tunnels, and (2) providing aerodynamic and propulsion system testing services. The Company designs the testing facility but subcontracts the civil engineering work and construction to local civil construction companies.

Results of Operations - The backlog of orders as of December 31, 2000 was $27,710,000, which consisted of $26,221,000 that was related to jet engine test cell projects and wind tunnel projects and $1,489,000 related to Aerotest Lab/Other. Backlog of orders as of December 31, 1999 was $18,759,000, of which $18,297,000 was related to test cell and wind tunnel projects and $462,000 related to Aerotest Lab/Other.

The change in backlog from 1999 to 2000 represents a 48% increase in total backlog. Also, new orders received in 2000 totaled $39,598,000 as compared to the previous year of $23,302,000. The 2000 increase in backlog was mostly related to the receipt of one large wind tunnel order for $23.3 million to supply a wind tunnel in Singapore.

Earned revenue for the year ended December 31, 2000 was $30,646,000, a decrease of $415,000 or 1% as compared to 1999 revenue of $31,061,000. Earned revenue for 1998 was $27,181,000. The revenue decrease from 1999 to 2000 was mostly due to the fact that 1999 revenue included approximately $1.9 million of Year 2000 upgrade projects of which very little continued into 2000. This was partially offset by revenue growth in test cells and the Aerotest Lab.

The cost of earned revenue, which includes manufacturing and engineering costs, was 78% of earned revenue in 2000 as compared to 82% in 1999 and 78% in 1998. The percentage decrease in cost of earned revenue during 2000 was mostly due to the fact that 1999 included additional costs on two major wind tunnel projects and additional reserves recorded for the settlement of a long outstanding dispute with a foreign contractor. There were no similar major cost increases that occurred in 2000.

Operating expenses were $5,316,000, $4,591,000 and $3,916,000 in years 2000,
1999 and 1998, respectively. These expenses increased 16% in 2000 as compared to 1999 primarily as a result of investments in marketing personnel and bid and proposal activities.

Research and Development (R&D) costs were $625,000, $743,000 and $521,000 in years 2000, 1999 and 1998, respectively, and were primarily related to activities to enhance the capabilities of the ASE2000 Computer Data Acquisition System. This activity will continue into 2001, which management believes will further improve the marketability of the system.

Interest expense was $574,000, $719,000 and $888,000 in years 2000, 1999 and
1998, respectively. The major item bearing interest expense is the line of credit. The average outstanding borrowings were $4,736,000 and $5,838,000 during 2000 and 1999, respectively. The decrease in borrowings from 1999 to 2000 reflects improved payment terms on new contracts. The weighted average interest rate for 2000 was 10.6% on the line of credit.

The Company recorded income tax expense of $6,000 in 2000, as compared to $10,000 in 1999 and $0 in 1998.

The Company recorded net income of $331,000 in 2000, a net loss of $645,000 in 1999, and net income of $665,000 in 1998. The improvement from 1999 was due to the fact that 1999 included major cost overruns on a couple of wind tunnel projects and the recording of additional reserves for the settlement of a long outstanding dispute. Similar events did not occur in 2000.

Liquidity and Capital Resources - To minimize working capital requirements, the Company attempts to match contract payments with related contract expenditures. The Company's current ratio was 1.0 as of December 31, 2000, 1999 and 1998. Working capital amounts were $107,000 as of December 31, 2000, $(566,000) as of December 31, 1999 and $154,000 as of December 31, 1998.

The December 31, 2000 accounts receivable balance was $6,361,000, a decrease of $1,944,000, as compared to 1999's balance of $8,305,000. The decrease in the accounts receivable balance for 2000 was due to the contractual timing of customer billings.

Accounts payable and accrued expenses amounts were $4,832,000 and $6,656,000 in 2000 and 1999, respectively. The 2000 decrease is $1,824,000 or 27%, as compared to 1999. The decrease from 1999 is due primarily to the timing of procurement activities for the existing projects, of which much had been completed prior to the end of the year.

Billings in excess of earnings were $2,061,000, a decrease of $3,177,000 when compared to 1999's balance of $5,238,000. This decrease is due primarily to the timing of billing milestones related to contracts. Billings are a function of contract terms and do not necessarily relate to the percentage of completion of a project.

The Company had fully utilized its available line of credit as of December 31, 2000. The total line of credit available is $6,000,000 at a branch of a Swedish bank in New York City, which is guaranteed by the Company's immediate parent, Celsius Inc. The balance of the line of credit at December 31, 2000 was $6,976,000. The increase in the line of credit at December 31, 2000 reflects the timing of contract invoicing in relation to project expenditures. Although the line of credit has a $6,000,000 limit, Celsius Inc. has allowed the Company to exceed this limit for short periods of time. The portion over $6,000,000 is assessed a higher interest rate.

Current financial resources, i.e., working capital and short-term line of credit facilities, plus anticipated funds from operations are expected to be adequate to meet cash requirements in 2001.

Capital expenditures were $655,000, $1,078,000 and $735,000 in years 2000, 1999 and 1998, respectively. The 2000 decrease was 39%, as compared to 1999. Most of the 2000 capital expenditures were used to update desktop and network equipment and facility improvements. The 1999 capital expenditures included similar activities and the acquisition and installation of a new business computer system.

Highly competitive market conditions have minimized the effect of inflation on contract selling prices and the cost of purchased materials.

During 2000, approximately 46% of revenues were from international projects. Substantially all of the contract amounts are payable in U.S. dollars. For those contracts that are denominated in foreign currencies, the Company has entered into forward exchange contracts with banks to minimize the foreign currency exchange rate risks.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's long-term contracts are substantially all denominated in U.S. dollars. The Company has hedged any exposure to foreign currency fluctuations. A 10% adverse change in foreign currency rates would not have a material effect on the Company's results of operations or financial position.

The Company is also subject to interest rate risk. The Company has not hedged its exposure to interest rate fluctuations; however, a 10% increase or decrease in interest rates would not have a material effect on the Company's results of operations, fair values or cash flows.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                TABLE OF CONTENTS


                                                                            Page


REPORT OF INDEPENDENT AUDITORS...............................................16

FINANCIAL STATEMENTS
   Balance Sheets............................................................17
   Statements of Operations..................................................19
   Statements of Changes in Stockholders' Equity.............................20
   Statements of Cash Flows..................................................21
   Notes to Financial Statements.............................................22

                         Report of Independent Auditors


Stockholders and Board of Directors
Aero Systems Engineering, Inc.

We have audited the accompanying balance sheets of Aero Systems Engineering, Inc. as of December 31, 2000 and 1999, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aero Systems Engineering, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                       /s/ Ernst & Young LLP

Minneapolis, Minnesota
January 13, 2001

                         Aero Systems Engineering, Inc.

                                 Balance Sheets



                                                                                    DECEMBER 31
                                                                           -----------------------------
                                                                              2000               1999
                                                                           -----------       -----------
ASSETS
Current assets:
   Cash and cash equivalents                                               $    47,808       $    48,476
   Accounts receivable--billed contracts, net of allowances of
     $50,000 in 2000 and 1999, including retainages of $106,000 in
     2000 and 1999                                                           6,361,427         8,304,785
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                                   5,409,756         4,768,223
   Inventories                                                               1,483,738         1,091,063
   Prepaid expenses                                                             57,899           116,069
   Deferred and prepaid income taxes                                           665,777           726,617
                                                                           -----------       -----------
Total current assets                                                        14,026,405        15,055,233

Property, plant and equipment--net                                           5,183,708         5,628,568


                                                                           -----------       -----------
Total assets                                                               $19,210,113       $20,683,801
                                                                           ===========       ===========

                         Aero Systems Engineering, Inc.

                                                                                    DECEMBER 31
                                                                           -----------------------------
                                                                              2000               1999
                                                                           -----------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of capital lease obligations                         $    50,858       $    79,187
   Notes payable                                                             6,975,755         3,646,955
   Accounts payable:
     Trade                                                                   1,635,791           916,075
     Affiliated companies                                                           --             8,362
   Billings in excess of costs and estimated earnings on
     uncompleted contracts                                                   2,060,706         5,238,424
   Accrued warranty and losses                                                 774,417           793,216
   Accrued salaries and wages                                                  897,885           846,724
   Accrued job costs                                                           444,395         3,308,570
   Other accrued liabilities                                                 1,079,834           783,382
                                                                           -----------       -----------
Total current liabilities                                                   13,919,641        15,620,895

Deferred income taxes                                                          569,942           622,522
Capital lease obligations, less current maturities                             119,726           170,583

Stockholders' equity:
   Common Stock, $.20 par value:
     Authorized shares - 10,000,000
     Issued and outstanding shares - 4,401,625                                 880,325           880,325
   Additional paid-in capital                                                  900,292           900,292
   Retained earnings                                                         2,820,187         2,489,184
                                                                           -----------       -----------
Total stockholders' equity                                                   4,600,804         4,269,801
                                                                           -----------       -----------
Total liabilities and stockholders' equity                                 $19,210,113       $20,683,801
                                                                           ===========       ===========


See accompanying notes.

                         Aero Systems Engineering, Inc.f

                            Statements of Operations

                                                                      YEAR ENDED DECEMBER 31
                                                         -----------------------------------------------
                                                            2000              1999               1998
                                                         -----------       -----------       -----------
Earned revenue                                           $30,646,114       $31,061,082       $27,181,448
Cost of earned revenue                                    23,799,532        25,588,018        21,120,360
                                                         -----------       -----------       -----------
Gross profit                                               6,846,582         5,473,064         6,061,088

Selling, general and administrative expenses
                                                           5,315,851         4,590,710         3,915,974
Research and development                                     625,466           742,559           520,600
                                                         -----------       -----------       -----------
Operating profit                                             905,265           139,795         1,624,514

Other income (expense):
   Interest income                                             3,236             2,272                 9
   Interest expense                                         (574,053)         (718,573)         (887,965)
   Other                                                       2,815           (58,801)          (71,358)
                                                         -----------       -----------       -----------
                                                            (568,002)         (775,102)         (959,314)
                                                         -----------       -----------       -----------
Income (loss) before income taxes                            337,263          (635,307)          665,200
Income tax expense                                            (6,260)          (10,000)                -
                                                         -----------       -----------       -----------
Net income (loss)                                        $   331,003       $  (645,307)      $   665,200
                                                         ===========       ===========       ===========

Net income (loss) per common share                       $       .08       $      (.15)      $       .15
                                                         ===========       ===========       ===========

Weighted average common shares outstanding                 4,401,625         4,401,625         4,401,625
                                                         ===========       ===========       ===========


See accompanying notes.

                         Aero Systems Engineering, Inc.

                  Statements of Changes in Stockholders' Equity


                                                    COMMON STOCK             ADDITIONAL
                                              -------------------------       PAID-IN          RETAINED
                                               SHARES           AMOUNT        CAPITAL          EARNINGS
                                              ---------        --------     ----------        ----------
Balance at January 1, 1998                    2,551,717        $510,343       $516,722        $3,222,843
   Three-for-two stock split                  1,275,856         255,172       (255,172)                -
   15% stock dividend                           574,052         114,810        638,742          (753,552)
   Net income                                        --              --             --           665,200
                                              ---------        --------       --------        ----------
Balance at December 31, 1998                  4,401,625         880,325        900,292         3,134,491
   Net loss                                          --              --             --          (645,307)
                                              ---------        --------       --------        ----------
Balance at December 31, 1999                  4,401,625         880,325        900,292         2,489,184
   Net income                                        --              --             --           331,003
                                              ---------        --------       --------        ----------
Balance at December 31, 2000                  4,401,625        $880,325       $900,292        $2,820,187
                                              =========        ========       ========        ==========


See accompanying notes.

                         Aero Systems Engineering, Inc.

                            Statements of Cash Flows

                                                                               YEAR ENDED DECEMBER 31
                                                                   ----------------------------------------------
                                                                       2000              1999             1998
                                                                   -----------       -----------      -----------
OPERATING ACTIVITIES
Net income (loss)                                                  $   331,003       $  (645,307)     $   665,200
Adjustments to reconcile net income (loss) to net cash (used
   in) provided by operating activities:
     Depreciation and amortization                                   1,100,086           925,411          897,756
     Decrease (increase) in assets:
        Accounts receivable                                          1,943,358        (1,064,110)      (2,473,826)
        Costs and estimated earnings in excess of billings on
          uncompleted contracts                                       (641,533)        1,942,454        1,630,237
        Inventories                                                   (392,675)          314,991         (391,962)
        Prepaid expenses                                                58,170           (65,218)          62,681
     (Decrease) increase in liabilities:
        Accounts payable and accrued expenses                       (1,824,007)         (579,781)        (564,682)
        Income taxes payable                                             8,260            (5,000)          (4,334)
        Billings in excess of costs and estimated earnings on
          uncompleted contracts                                     (3,177,718)        3,822,599        1,187,336
                                                                   -----------       -----------      -----------
Net cash (used in) provided by operating activities                 (2,595,056)        4,646,039        1,008,406

INVESTING ACTIVITIES
Capital expenditures                                                  (655,226)       (1,078,396)        (735,216)
                                                                   -----------       -----------      -----------
Net cash used in investing activities                                 (655,226)       (1,078,396)        (735,216)

FINANCING ACTIVITIES
Net borrowings under line of credit agreements                       3,328,800        (3,052,041)         563,875
Principal payments on borrowings from affiliates                            --          (400,000)        (800,000)
Principal payments under capital lease obligations                     (79,186)          (83,217)        (137,992)
                                                                   -----------       -----------      -----------
Net cash provided by (used in) financing activities                  3,249,614        (3,535,258)        (374,117)
                                                                   -----------       -----------      -----------

Net (decrease) increase in cash and cash equivalents                      (668)           32,385         (100,927)
Cash and cash equivalents at beginning of year                          48,476            16,091          117,018
                                                                   -----------       -----------      -----------
Cash and cash equivalents at end of year                          $     47,808      $     48,476     $     16,091
                                                                  ============      ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
   Interest                                                       $    574,053      $    718,573     $    887,965
   Income taxes                                                            260            15,000            4,334


See accompanying notes.

                         Aero Systems Engineering, Inc.

                          Notes to Financial Statements

                                December 31, 2000


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

On March 31, 1999, the Company issued a 15% stock dividend to shareholders of record as of March 10, 1999. Financial information contained in this report has been adjusted to reflect the impact of the 15% stock dividend.

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

     Foreign currency contracts: The fair values of foreign currency contracts (used for hedging purposes) are estimated by obtaining quotes from banks. At December 31, 2000 and 1999, there were no carrying amounts related to foreign currency contracts in the balance sheets. The unrealized gains (losses) related to such contracts were not material to the financial statements.

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

                         Aero Systems Engineering, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DERIVATIVES AND HEDGING

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives that are hedges will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company does not anticipate that the adoption of the new Statement will have a significant effect on earnings or financial position of the Company.

2. CONTRACTS IN PROCESS

                                                                               YEAR ENDED DECEMBER 31
                                                                           -----------------------------
                                                                              2000              1999
                                                                           -----------       -----------
Costs incurred on uncompleted contracts                                    $40,780,632       $35,188,033
Estimated earnings thereon                                                  11,780,634         6,936,458
                                                                           -----------       -----------
Total billable on uncompleted contracts                                     52,561,266        42,124,491
Less billings applicable thereto                                            49,212,216        42,594,692
                                                                           -----------       -----------
                                                                           $ 3,349,050       $  (470,201)
                                                                           ===========       ===========

Included in the accompanying balance sheet under the following captions:
     Costs and estimated earnings in excess of billings on
       uncompleted contracts                                               $ 5,409,756       $ 4,768,223
     Billings in excess of costs and estimated earnings on
       uncompleted contracts                                                 2,060,706         5,238,424
                                                                           -----------       -----------
                                                                           $ 3,349,050       $  (470,201)
                                                                           ===========       ===========

                         Aero Systems Engineering, Inc.

2. CONTRACTS IN PROCESS (CONTINUED)

The Company is a contractor/subcontractor on various U.S. federal government-related firm fixed-price contracts. The negotiated firm, fixed price is subject to downward readjustment if it is subsequently determined that the cost data submitted by the Company is erroneous.

CONCENTRATIONS OF CREDIT RISK

At December 31, 2000, the Company had certain concentrations of credit risk with approximately $4,673,000 of unbilled charges and approximately $3,799,000 of accounts receivable from four customers, which are partially secured by letters of credit.

3. INVENTORIES

Inventories consist of the following:

                                                                               YEAR ENDED DECEMBER 31
                                                                           -----------------------------
                                                                              2000              1999
                                                                           -----------       -----------
   Materials and supplies                                                  $ 1,103,439       $   841,676
   Projects-in-process                                                         380,299           249,387
                                                                           -----------       -----------
                                                                           $ 1,483,738       $ 1,091,063
                                                                           ===========       ===========

4. PROPERTY, PLANT AND EQUIPMENT

                                                                               YEAR ENDED DECEMBER 31
                                                                           -----------------------------
                                                                              2000              1999
                                                                           -----------       -----------
Land                                                                       $   486,105       $   486,105
Buildings                                                                    3,025,460         3,025,460
Furniture, fixtures and equipment                                            8,325,135         7,831,630
Wind tunnels and instrumentation                                             2,978,141         2,967,175
Building improvements                                                        1,488,527         1,337,772
                                                                           -----------       -----------
                                                                            16,303,368        15,648,142
Less accumulated depreciation                                              (11,119,660)      (10,019,574)
                                                                           -----------       -----------
Property, plant and equipment--net                                         $ 5,183,708       $ 5,628,568
                                                                           ===========       ===========

                         Aero Systems Engineering, Inc.

5. NOTES PAYABLE TO BANKS

At December 31, 2000, the Company had borrowings of $6,975,755 on a $6,000,000 line of credit with a bank bearing interest at a variable rate (10.5% at December 31, 2000). As of December 31, 2000, the Company had fully utilized the available borrowings on this line of credit. Although the line of credit has a $6,000,000 limit, Celsius Inc. has allowed the Company to exceed this limit for short periods of time. The portion over $6,000,000 is assessed a higher interest rate. At December 31, 1999, the Company had borrowings of $3,646,955 outstanding on this $6,000,000 line of credit.

Funds provided under this credit line are actually provided by Celsius Inc. and ultimately from SAAB treasury. A first security interest in all assets of the Company has been granted to Celsius AB, and a fee is paid through Celsius Inc.

During 2000 and 1999, the average borrowings on these lines of credit were $4,736,000 and $5,838,000, respectively, with weighted average interest rates during the year of 10.6% and 9.2%, respectively.

                         Aero Systems Engineering, Inc.

6. INCOME TAXES

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                                    DECEMBER 31
                                                                            ----------------------------
                                                                               2000              1999
                                                                            -----------       ----------
   Deferred tax assets:
     Contract-related costs                                                  $  454,000       $  410,000
     Warranty costs                                                             148,000          148,000
     Vacation accrual                                                           171,000          176,000
     Inventory and receivable reserves                                          267,000          270,000
     Net operating loss carryforward                                          1,230,000        1,457,000
     Other                                                                       24,000           12,000
     Tax credit carryforwards                                                   103,000           79,000
                                                                            -----------       ----------
   Total deferred tax assets                                                  2,397,000        2,552,000

   Valuation allowance for deferred tax assets                               (1,827,000)      (1,929,000)
                                                                            -----------       ----------
   Net deferred tax assets                                                      570,000          623,000

   Deferred tax liabilities:
     Tax over book depreciation                                                 570,000          623,000
                                                                            -----------       ----------
   Net deferred taxes                                                       $        --       $       --
                                                                            ===========       ==========

The net operating loss carryforward of approximately $3,325,000 will expire beginning in the year 2010. The components of income tax expense (benefit) for the years ended December 31 are:

                                                              2000             1999              1998
                                                           -----------      -----------       ----------
   Current                                                   $18,000          $10,000          $16,000
   Deferred                                                  (12,000)              --          (16,000)
                                                             -------          -------          -------
                                                             $ 6,000          $10,000          $    --
                                                             =======          =======          =======

                         Aero Systems Engineering, Inc.

6. INCOME TAXES (CONTINUED)

Total income tax expense differs from taxes computed by applying the United States statutory federal income tax rate as follows:

                                                                    YEAR ENDED DECEMBER 31
                                                           --------------------------------------------
                                                             2000              1999              1998
                                                           ---------         ---------        ---------
   Income taxes at 34%                                     $ 115,000         $(216,000)       $ 226,000
   State taxes, net of federal benefit                         4,000             3,000            3,000
   Effect of net operating loss carryforward and
     valuation allowance                                    (118,000)          211,000         (230,000)
   Other                                                       5,000            12,000            1,000
                                                           ---------         ---------        ---------
                                                           $   6,000         $  10,000        $      --
                                                           =========         =========        =========

7. LEASE OBLIGATIONS

The Company has capitalized leases for facilities and equipment which expire through 2002. The capitalized cost at December 31, 2000 and 1999 was $857,844 less accumulated amortization of $562,680 and $481,638, respectively. One capitalized lease agreement, which relates to a warehouse facility in St. Paul, Minnesota, contains several purchase options at various times during the lease period. The most favorable option occurs at the end of the lease period on July 2002 when the Company may purchase the facility for approximately $95,000.

The Company also has a number of operating lease agreements primarily involving manufacturing and warehouse space and office equipment, which expire on various dates through 2005. Total rental expense under operating leases for occupancy and equipment was approximately $217,000, $213,000 and $184,000 for 2000, 1999 and 1998, respectively.

                         Aero Systems Engineering, Inc.

7. LEASE OBLIGATIONS (CONTINUED)

Following is a schedule of future minimum lease payments:

                                                                             CAPITAL          OPERATING
                                                                             LEASES             LEASES
                                                                            ---------         ---------
   Year ending December 31:
     2001                                                                    $ 64,364          $115,626
     2002                                                                     126,595           110,226
     2003                                                                          --           110,226
     2004                                                                          --            51,870
     2005                                                                                        17,019
                                                                             --------          --------
   Total minimum lease payments                                               190,959          $404,967
                                                                                               ========
   Less amount representing interest                                           20,375
                                                                             --------
   Present value                                                              170,584
   Less principal amount due currently                                         50,858
                                                                             --------
                                                                             $119,726
                                                                             ========


Included in the $126,595 capital lease payment in 2002 is the $95,000 purchase option payment to the Port Authority of Saint Paul for the 181 East Florida Street facility.

8. CONTINGENCIES AND COMMITMENTS

Guarantees of approximately $4,879,316 were outstanding at December 31, 2000 to various customers as bid bonds or in exchange for down payments or warranty performance bonds.

9. RETIREMENT/SAVINGS PLAN

The Company has a Retirement/Savings Plan which qualifies under Section 401(k) of the Internal Revenue Code and covers all employees. Members of the Plan who have completed at least 12 consecutive months of service, during which they have worked at least 1,000 hours, are eligible for the employer matching contribution. Contributions up to 6% of the employees' compensation are matched at a rate of 50% by the Company. Company contributions to the plan for the years ended December 31, 2000, 1999 and 1998 were $269,000, $246,000 and $210,000, respectively.

                         Aero Systems Engineering, Inc.

10. RELATED PARTY TRANSACTIONS

At December 31, 2000 and 1999, Celsius Inc. owned 3,522,073 shares of the Company's common stock. This amount represents 80% of the voting shares outstanding. Celsius Inc. is a wholly-owned subsidiary of Saab AB, a Swedish company.

Celsius Inc. and its affiliated companies provide certain administrative support services to the Company and the Company is charged a fee for such services.

Such fees with affiliates are summarized as follows:

                                                                         YEAR ENDED DECEMBER 31
                                                            -----------------------------------------------
                                                                2000             1999              1998
                                                            -----------       -----------       -----------
   Interest expense                                         $   150,000       $   131,000       $   105,000
   Administrative charges                                        50,000            59,000            55,000

11. SEGMENT INFORMATION

The Company operates primarily in one business segment relating to engine and aerodynamic test facilities. This segment represented more than 90% of revenue, operating profit and identifiable assets during 2000. The Company's operations are structured to achieve maximum overall corporate objectives. As a result, significant inter-dependencies and overlaps exist among the Company's operating units.

Revenues by geographic area are summarized as follows:

                                                                2000             1999              1998
                                                            -----------       -----------       -----------
   United States                                            $16,578,706       $18,194,016       $12,873,171
   Foreign countries                                         14,067,408        12,867,066        14,308,277
                                                            -----------       -----------       -----------
                                                            $30,646,114       $31,061,082       $27,181,448
                                                            ===========       ===========       ===========

                         Aero Systems Engineering, Inc.

11. SEGMENT INFORMATION (CONTINUED)

The Company had three customers accounting for 28%, 23% and 15% of revenues during the year ended December 31, 2000, three customers accounting for 25%, 20% and 11% of sales in the year ended December 31, 1999, and two customers accounting for 21% and 19% of sales in the year ended December 31, 1998.

12. QUARTERLY RESULTS (UNAUDITED)

Summary data relating to the results of operations for each quarter of the years ended December 31, 2000 and 1999 are as follows:

                                                             THREE MONTHS ENDED
                                    --------------------------------------------------------------------
                                     MARCH 31           JUNE 30         SEPTEMBER 30         DECEMBER 31
                                    ----------         ----------       ------------         -----------
   2000
   Earned revenue                   $6,760,000         $8,078,000        $8,751,000          $7,057,000
   Gross profit                      1,393,000          1,832,000         1,734,000           1,887,000
   Net (loss) income                  (466,000)           251,000           340,000             206,000

   Net (loss) income per
     common share                   $     (.11)        $      .06        $      .08          $      .05

   1999
   Earned revenue                   $6,396,000         $8,715,000        $7,841,000          $8,109,000
   Gross profit                        961,000          1,070,000         1,850,000           1,592,000
   Net (loss) income                  (476,000)          (454,000)          389,000            (104,000)

   Net (loss) income per
     common share                   $     (.11)        $     (.10)       $      .09          $     (.03)

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 10 through ITEM 13

Items 10 through 13 of this Annual Report on Form 10-K are omitted because the Company intends to file on or before April 30, 2001 a definitive proxy statement conforming to Schedule 14A involving the election of directors. Certain information set forth in such proxy statement is hereby incorporated by reference into this Annual Report on Form 10-K as Items 10, 11, 12 and 13 of
Part III.


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

(b)3.     Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended December 31, 2000, or from that date to the date of this annual report on Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Aero Systems Engineering, Inc.
                                       (Registrant)


March 12, 2001                         By /s/ CHARLES LOUX
--------------                           ---------------------------------------
Date                                      Charles Loux, President and Chief
                                          Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

March 12, 2001                            /s/ CHARLES LOUX
--------------                           ---------------------------------------
Date                                      Charles Loux, President and Chief
                                          Executive Officer, Director

March 13, 2001                            /s/ CHRISTER PERSSON
--------------                           ---------------------------------------
Date                                      Christer Persson, Chairman of the
                                          Board

March 12, 2001                            /s/ A. L. MAXSON
--------------                           ---------------------------------------
Date                                      A. L. Maxson, Director

March 13, 2001                            /s/ LEON E. RING
--------------                           ---------------------------------------
Date                                      Dr. Leon Ring, Director

March 13, 2001                            /s/ RICHARD A. HOEL
--------------                           ---------------------------------------
Date                                      Richard A. Hoel, Director

March 12, 2001                            /s/ STEVEN R. HEDBERG
--------------                           ---------------------------------------
Date                                      Steven R. Hedberg, Chief Financial
                                          Officer