Form 10-K405/A
period 2000-12-31
AERO SYSTEMS ENGINEERING INC
filed 2001-04-27
CIK 2589

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-1


                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000        Commission file number 0-7390
                          -----------------        -----------------------------

                         AERO SYSTEMS ENGINEERING, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

    Minnesota                                                   41-0913117
------------------                                         --------------------
(State of incorporation)                                     (I.R.S. Employer
                                                             Identification No.)

358 East Fillmore Avenue, St. Paul, Minnesota                      55107
---------------------------------------------                   ---------
     (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code            (651) 227-7515

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 30, 2001 was approximately $1,121,294 based upon the average of the closing bid and asked prices of the stock on such date.

The number of common shares outstanding as of January 31, 2001 was 4,401,625.

                                EXPLANATORY NOTE

The Company is filing this Form 10K/A-1 for the fiscal year ended December 31, 2000 to restate the Documents Incorporated by Reference and Part III set forth in its original Form 10-K. Other than the Documents Incorporated by Reference and Part III, all other information included in the original Form 10-K is unchanged.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the Form 10-K:

                                                        Parts of Form 10-K into
                                                         which Incorporated by
                            Document                           Reference
--------------------------------------------------------------------------------

The Company will not file a Proxy Statement within 120 days of December 31, 2000, and has not yet established a date for the Annual Meeting of Shareholders.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain biographical information concerning each of the Company's Directors and its executive officers.

Information concerning the Company's Directors

Christer Persson, who is 51 years old, has been the President and Chief Executive Officer of Celsius Inc. since 1993. Celsius Inc. is a wholly-owned subsidiary of Celsius AB, a Swedish holding company owned by Saab AB. He became a member of the Board of Directors in September 1993. From January 1991 until July 1993, he was the President and owner of CHP Management and Business Consult AB, a management consultant company specializing in strategic development and corporate restructuring.

Charles H. Loux, who is 52 years old, has been the President and Chief Executive Officer of the Company since October 1, 1999. He became a member of the Board of Directors effective October 1, 1999. Prior to joining the Company, Mr. Loux was employed for 15 years at GE Aircraft Engines, where his most recent position was Manager of Customer Facility Support. He has over 30 years of experience in the industry and is highly regarded in the engine overhaul and test facilities field.

Richard A. Hoel, who is 53 years old, became a Director of the Company on February 18, 1998. He was a founder and has been a senior shareholder/partner of Winthrop & Weinstine, P.A., the Company's law firm, since February 1979.

A. L. Maxson, who is 65 years old, has been a financial consultant since August 1997. From January 1, 1994 to July 1997, he was the Executive Vice President - Finance and Chief Financial Officer and Director of Great Lakes Aviation, Ltd. Mr. Maxson was a financial consultant from March 1991 until December 1993. From August 1986 until March 1991, he was Vice President, Financial Planning, for Northwest Airlines, Inc.

Dr. Leon E. Ring, who is 68 years old, has been retired since October 1999 and has been a Director of the Company since November 1996. From September 23, 1996 until October 1, 1999, he was President and Chief Executive Officer of the Company. Prior to joining the Company, Dr. Ring was employed under a Boeing contract from April 1995 to September 1996 and served as the Deputy Project Director - Technical with senior technical responsibility for the National Wind Tunnel Complex. From July 1993 to April 1995, Dr. Ring was Senior Vice President for the FluiDyne Facilities Group at the Company. From June 1991 to July 1993, Dr. Ring was the President of FluiDyne Engineering Corporation ("FluiDyne"). Effective July 30, 1993, the Company purchased substantially all of the assets of FluiDyne relating to FluiDyne's business of designing, constructing and supplying various types of test facilities, such as wind tunnels.

Information concerning the Company's executive officers

Donald N. Kamis, who is 58 years old, has been a Vice President of the Company since September 1992. Prior to September 1992, Mr. Kamis was the Vice President of Engineering for FluiDyne and held that position for more than five years.

Grant A. Radinzel, who is 45 years old, has been a Vice President of the Company since June 1995. From 1985 until June 1995, Mr. Radinzel held engineering management and project management positions with the Company.

Richard L. Thomalla, who is 50 years old, has been a Vice President of the Company since March 1998. From September 1996 until March 1998, Mr. Thomalla served the Company as Director of Business Development for Test Cells. Prior to September 1996, Mr. Thomalla served the Company for over 21 years in various positions, including mechanical engineering, engineering management, sales and marketing, and project management.

Steven R. Hedberg, who is 48 years old, has been the Secretary and Treasurer of the Company since March 1998. In addition to these duties, Mr. Hedberg has been the Company's Chief Financial Officer since January 1998. Prior to joining the Company on January 19, 1998, Mr. Hedberg was employed for more than 20 years with Control Data Systems, Inc.

Information Concerning Board of Directors

During the fiscal year ended December 31, 2000, the Board of Directors held three formal meetings. All of the nominees who were Directors of the Company attended all of the meetings held in 2000. Board members also met informally during the year to discuss various aspects of the business affairs of the Company.

The Board appointed an Audit Committee in 1991 consisting of A. L. Maxson. On February 18, 1998, Richard A. Hoel also was appointed to the Audit Committee. The Board reconfirmed the appointments of Messrs. Maxson and Hoel to the Committee annually since their respective appointments. The duties of the Audit Committee are to establish and maintain direct contact with the Company's independent auditors to review the adequacy of the Company's accounting and financial reporting procedures, the adequacy and effectiveness of the Company's system of internal accounting controls, the scope and results of the annual audit, and any other matters relative to the audit of the Company's accounting and financial affairs that the Audit Committee or the independent auditors deem necessary or appropriate.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING REQUIREMENTS

 Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than ten percent of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based upon inquiries made by the Company of its executive officers and directors and of inquiries made of Celsius Inc., which is the only person known to the Company which owns more than ten percent of the Common Stock, the Company believes that during 2000 its officers and directors and Celsius Inc. met all applicable Section 16(a) filing requirements.

ITEM 11 - EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of the Chief Executive Officer of the Company for services rendered in all capacities during each of the years ended December 31, 2000, 1999 and 1998, and for other executive officers of the Company (the "Named Executive Officers") whose total salary and bonus for the fiscal year ended December 31, 2000 exceeded $100,000 for services in all capacities to the Company. No other executive officer in 2000 earned an annual salary and bonus totaling in excess of $100,000.


                           SUMMARY COMPENSATION TABLE


                                                       Annual Compensation
                                      -------------------------------------------------
                                                                            OTHER ANNUAL     ALL OTHER
NAME AND PRINCIPAL POSITION             YEAR      SALARY         BONUS      COMPENSATION     COMPENSATION
                                                                            ------------     ------------
Charles H. Loux                         2000     $150,000      $ 37,500(2)    $        0      $18,593(3)
     Director, President and            1999(1)  $ 40,385      $      0       $        0      $ 8,075(3)
     Chief Executive Officer            1998     $      0      $      0       $        0      $     0
                                                                                              $     0


Donald N. Kamis                          2000    $107,703      $      0       $        0      $ 3,907(4)
     Vice President, Wind Tunnel         1999    $105,290      $      0       $        0      $ 3,817(4)
     Business Development                1998    $103,541      $  9,280       $        0      $ 3,744(4)




Richard Thomalla                         2000    $104,481      $      0       $        0      $ 3,786(5)
        Vice President, Test Cell
        Business Development

(1)  Mr. Loux became President and Chief Executive Officer on October 1, 1999.

(2)  Of the $37,500, $15,000 was paid in 2000 and $22,500 was paid in 2001.

(3) Consists of $949 and $236 group life insurance premiums paid by the Company for Mr. Loux in 2000 and 1999, respectively and $853 additional term insurance in 2000. Also consists of $16,791 and $7,839 of relocation expenses paid by the Company for Mr. Loux in 2000 and 1999, respectively. See "Report of Board of Directors on Executive Compensation."

(4) Consists of $676, $655, and $638 of group life insurance premiums paid by the Company for Mr. Kamis in 2000, 1999, and 1998, respectively, and $3,231, $3,162, and $3,106 of contributions made in 2000, 1999, and 1998, respectively, by the Company on behalf of Mr. Kamis under the Company's 401(k) retirement savings plan.

(5) Consists of $651 in group life insurance premiums paid by the Company for Mr. Thomalla in 2000 and $3,135 of contributions made in 2000 by the Company on behalf of Mr. Thomalla under the Company's 401(k) retirement savings plan.

Summary of Plans

Group Life Insurance

The Company provides group life insurance to all of its full-time employees. The amount of group life insurance on each full-time employee is equal to 150% of the employee's base salary, which excludes any bonus paid to an employee pursuant to any bonus plan adopted by the Company. To the extent that such insurance coverage exceeds $50,000 for any employee, such employee recognizes the cost of such excess insurance as taxable income. The group life insurance premiums paid on behalf of the Named Executive Officers are included therein under the heading "All Other Compensation."

401(k) Profit Sharing Plan

The Company's ASE, Inc., Retirement Savings Plan ("Retirement Savings Plan") is a retirement savings plan under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended ("Code"). Eligible employees may choose to reduce their salary or wages from the Company by not less than 1% nor more than 15% (subject to a maximum reduction of $10,500 per year) and have such amounts contributed to MetLife Defined Contribution Group ("MDCG") under the terms of the Retirement Savings Plan; these amounts are not taxed to the employee at the time of contribution to the Retirement Savings Plan. In addition, eligible employees may elect to reduce their salary or wages from the Company by not less than 1% nor more than 10% and have such amounts contributed to MDCG under the terms of the Retirement Savings Plan; these amounts are taxed to the employee at the time of contribution to the Retirement Savings Plan. Contributions up to 6% of the employee's compensation are matched at a rate of 50% by the Company ("Matching Contributions"). In addition, the Company may, but is not obligated to, make additional contributions to the Retirement Savings Plan. Both the Matching Contributions and the additional discretionary contributions are limited to the Company's accumulated net profits (prior to any deduction of contributions to the Retirement Savings Plan and any federal, state or local income taxes). The maximum annual allocation to an employee's account (including earnings, losses and forfeitures) is the lesser of (i) 25% of their salary or wages, or (ii) $30,000. All contributions under the Retirement Savings Plan are invested (pursuant to several investment choices) by the trustee for the Retirement Savings Plan. The Company's trustee for the Retirement Savings Plan is Chase Manhattan Bank Trust. MDCG is agent to Chase Manhattan Bank Trust.

Distributions of the vested portions of an employee's account balance will typically occur on the employee's retirement (age 65), death, or disability or after their tenth anniversary in the Retirement Savings Plan. Distributions can be made in the form of a lump sum, annuity or installment method of payment, at the discretion of the employee. During the years ending December 31, 2000, 1999 and 1998, $494,229, $635,575, and $690,276, respectively, were distributed by the Retirement Savings Plan. In 2000, 1999 and 1998, no distributions were made to any executive officer of the Company, including the Named Executive Officers. Benefit amounts credited during 2000, 1999 and 1998 pursuant to the Retirement Savings Plan for the Named Executive Officers, the distribution or unconditional vesting of which are not subject to future events, are included in the Summary Compensation Table under the heading "All Other Compensation."

Employment Agreement

The Company entered into an Employment Agreement with Charles H. Loux dated August 30, 1999, which provides for a term of one year, commencing on September 20, 1999 and ending September 30, 2000, at which time the agreement was automatically renewed. The agreement automatically renews annually unless terminated in writing by either party. The Agreement also provides for an annual base salary of $156,000 with a base salary adjustment upon completion of twelve months of employment. The Agreement also provides for an annual incentive bonus based on certain performance criteria set forth in the Agreement; these criteria may be adjusted from time to time by the Board in its sole discretion but upon consultation with Mr. Loux. The maximum incentive bonus that may be paid with respect to any year cannot exceed 50% of the base salary paid during that year. Under the Agreement, Mr. Loux is entitled to participate in any retirement savings plan, life insurance, health insurance, dental insurance, disability insurance or any other fringe benefit which the Company may from time to time make available to its salaried or executive employees; however, the Company agreed under the Agreement to provide Mr. Loux with term life insurance equal to two and one-half (2-1/2) times his annual base salary. Under the Agreement, if Mr. Loux's employment is terminated by the Board of Directors for reasons other than "cause" (as that term is defined in the Agreement), Mr. Loux is to receive a cash severance payment equal to twelve months' base salary in effect at the time of the termination and a pro-rated bonus.

Compensation of Directors

During 2000, Messrs. A. L. Maxson, Richard A. Hoel and Dr. Leon E. Ring received an aggregate of $8,000, $8,000 and $6,000, respectively, (plus reimbursement of out-of-pocket expenses in carrying out their responsibilities as a Director) for serving on the Board of Directors of the Company and for serving on the Board's Audit Committee. In 2000, the other members of the Board of Directors received no compensation for serving as Directors but received reimbursement of out-of-pocket expenses incurred in carrying out their responsibilities as Directors of the Company.

Report of Board of Directors on Executive Compensation

During the year ended December 31, 2000, the members of the Board of Directors of the Company, with the exception of Charles H. Loux and Dr. Leon E. Ring, were not executive officers or employees of the Company or its subsidiaries. All other members of the Board in 2000, except Messrs. A. L. Maxson, Richard A. Hoel and Dr. Leon E. Ring also served as directors or executive officers of companies of which the capital stock is owned directly or indirectly (that is, through its subsidiaries) by the Company's ultimate parent, Saab AB. The Company's Board of Directors is responsible for ensuring that compensation for executives is consistent with the Company's compensation philosophy. The Board believes that the Company's executive compensation is reasonable given its financial performance and as compared to other similar companies in the industry.

The Board annually evaluates the performance and compensation of the Company's Chief Executive Officer ("CEO"). The Board's deliberations regarding annual salary and incentive bonus are made without the presence of the CEO. Annual base salary for the CEO is established on the basis of a number of factors, including general performance of the Company and competitive standards. Although the Board takes into account corporate performance generally in determining annual base salary, there is no specific formula relating corporate performance to annual salary.

The Company's policy with respect to the compensation of its executive officers, including its CEO, includes the following beliefs:

1. The Company believes that its compensation system should attract and retain experienced, highly qualified executive officers.

2. The Company believes in pay for performance based on specific written goals and objectives and that executive compensation should have a substantial component of incentive compensation based on performance.

3. The Company believes that its executive compensation level should be measured by comparison to similar companies as well as other factors, such as an individual's contributions and performance.

4. The Company believes that the overall compensation level of the Company's executive officers should take into account the overall performance of the Company as compared to similar companies.

Determination of Compensation of Chief Executive Officer

The CEO's total annual compensation consists of two elements -- annual base salary and annual incentive bonus. Charles Loux annual base salary for 2000 was determined in part by comparison to the annual salaries of chief executive officers of other companies of similar size and complexity of the Company. The annual incentive bonus component of Charles Loux's 2000 compensation was determined by establishing certain levels of financial performance of the Company as compared to the pre-determined annual budget and certain other factors. The factors and performance thresholds for 2000 were determined in the first quarter of that year by agreement between Charles Loux and Mr. Christer Persson, the Chairman of the Board. For the year ended December 31, 2000, 80% of Charles Loux's total available incentive bonus plan was based on the Company reaching certain levels of net income in 2000 as compared to the annual budget. The remaining 20% of Charles Loux's 2000 incentive bonus plan was determined in the

Board's discretion after reviewing his overall performance. For 2000, Charles Loux did receive an annual incentive bonus.

The Board believes that its current compensation philosophy and approach has served the Company's shareholders fairly, and it plans to continue the same compensation philosophy and approach for the foreseeable future.

PERFORMANCE GRAPH

The following graph and table show changes during the period since December 31, 1995 through December 31, 2000 in the value of $100 invested in: (1) the Company's Common Stock; (2) The Nasdaq Stock Market (U.S.); and (3) a group of 27 companies (including the Company) in the engineering services industry. The year-end values of each investment are based on share price appreciation plus any dividends paid in cash, with the dividends reinvested on the date they were paid. The calculations exclude trading commissions and taxes.


                                  [LINE GRAPH]


                       FIVE YEAR CUMULATIVE TOTAL RETURNS
                   Value of $100 invested on December 31, 1995

                            1995      1996      1997     1998      1999      2000
                            ----      ----      ----     ----      ----      ----
Nasdaq (U.S.)               $100      $124      $152     $214      $378      $238
Industry Group              $100       118       143      134       148       261
Company                     $100        82       118      170       188       188

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of the Common Stock of the Company as of March 1, 2001 by each shareholder who is known by the Company to own beneficially more than 5% of the outstanding Common Stock, by each director and by each nominee director, by each named Executive Officer, and by all executive officers and directors as a group. If the name of a director or nominee director is not shown, he beneficially owns no Common Stock. Except as may be disclosed in the footnotes to the following table, none of the shareholders listed below beneficially owns common stock of the Company's parent(s) or subsidiaries other than through their ownership of the Company's Common Stock.


Name and Address                  Amount and Nature of
of Beneficial Owner               Beneficial Ownership (1)         Percent of Class (2)
-------------------               ------------------------         --------------------
Celsius Inc.                               3,522,073                      80.0%
1800 Diagonal Road
Suite 230
Alexandria, VA  22314

A. L. Maxson                                 106,950                       2.4%
5848 Long Brake Trail
Edina, MN  55438

Dr. Leon E. Ring                               2,300                      *
2202 Crystal Spring Lane
Hermitage, TN  37076

All executive officers
and directors
as a group (9 persons)                       129,742                       2.9%

-------------------------
* Less than 1%.

(1) Each person or group has sole voting and investment power with respect to, and directly owns, all outstanding shares.

The percentage calculation is based on 4,401,625 shares outstanding at March 1, 2001.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Celsius Inc. has guaranteed certain bank lines of credit granted to the Company by Skandinaviska Enskilda Banken ("SEB"). In addition, during 2000, Celsius Inc. provided customer assistance and consulting services to the Company. As consideration for such guarantees, customer assistance and consulting services, the Company incurred and paid interest charges (or fees) to Celsius Inc. (a wholly-owned subsidiary of Celsius AB, a Swedish holding company owned by Saab
AB) in the amount of $200,000 during the year ending December 31, 2000. During 2000, the available bank lines of credit to the Company from SEB were in the amount of $6,000,000. To secure the guarantees by Celsius Inc. of such lines of credit and to secure any other present or future obligations of the Company to Celsius Inc., the Company has granted security interests to Celsius Inc. in substantially all of the Company's assets. The existence and continued availability of the bank lines of credit from SEB are dependent upon, among other things, the continued guarantees of Celsius Inc., and there can be no assurance that such guarantees will continue indefinitely.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Aero Systems Engineering, Inc.
                                            (Registrant)


April 26, 2001
--------------------                    By    /s/ CHARLES LOUX
Date                                      --------------------------------------
                                            Charles Loux, President and Chief
                                            Executive Officer


April 26, 2001
--------------------                    By    /s/ STEVEN R. HEDBERG
Date                                      --------------------------------------
                                            Steven R. Hedberg, Secretary and
                                            Treasurer