Form 10-Q
period 2001-03-31
AERO SYSTEMS ENGINEERING INC
filed 2001-05-14
CIK 2589

================================================================================


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the transition period from                    to
                                       ------------------    ------------------

        Commission file number 0-7390
                               ------

                         Aero Systems Engineering, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Minnesota                                          41-0913117
   -------------------------------                        -------------------
   (State or other jurisdiction of                         (I.R.S  Employer
    incorporation or organization)                        Identification No.)

  358 East Fillmore Avenue, St. Paul, Minnesota                  55107
  ---------------------------------------------               ----------
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


As of March 31, 2001, 4,401,625 shares of common stock, par value $.20 per share, were outstanding.


================================================================================

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)

                                    Form 10-Q


                          Quarter Ended March 31, 2001

                                                                                Page
                                                                                ----
PART I - FINANCIAL INFORMATION

        Item 1        Financial Statements                                       3

        Item 2        Management's Discussion and Analysis of
                      Financial Condition and Results of Operations              9




PART II - OTHER INFORMATION

        Item 6        Exhibits and Reports on Form 8-K                          12

        Signatures                                                              12

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)
                            CONDENSED BALANCE SHEETS

                                                                        March 31,                   December 31,
                            ASSETS                                        2001                          2000
                                                                       -----------                  ------------
                                                                       (Unaudited)                     (Note)
                                                                          (000's omitted, except share data)
CURRENT ASSETS

Cash and cash equivalents                                               $      26                    $      48
Accounts Receivable, net                                                    4,243                        6,361
Costs and Estimated Earnings in
         Excess of Billings on Uncompleted
         Contracts                                                          6,423                        4,997
Inventories:
         Materials and Supplies                                             1,201                        1,103
         Projects in Process                                                  564                          380
Prepaid Expenses                                                               56                           58
Deferred and Prepaid Income Taxes                                             676                          666
                                                                        ---------                    ---------
         Total Current Assets                                              13,189                       13,613

PROPERTY, PLANT AND EQUIPMENT

Land                                                                          486                          486
Buildings                                                                   3,025                        3,025
Furniture, Fixtures, & Equipment                                            8,390                        8,325
Wind Tunnels & Instrumentation                                              3,029                        2,978
Building Improvements                                                       1,489                        1,489
                                                                        ---------                    ---------
                                                                           16,419                       16,303
Less Accumulated Depreciation                                              11,461                       11,119
                                                                        ---------                    ---------
Property, Plant, and Equipment, net                                         4,958                        5,184

Total Assets                                                            $  18,147                    $  18,797
                                                                        =========                    =========

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsuis Inc.)
                            CONDENSED BALANCE SHEETS
                                   (continued)

                                                                                  March 31,                 December 31,
                               LIABILITIES                                          2001                        2000
                                                                                 -----------                ------------
                                                                                 (Unaudited)                   (Note)
                                                                                   (000's omitted, except share data)
CURRENT LIABILITIES

Current Maturities of
           Capital Lease Obligations                                             $       40                  $       51
Notes Payable                                                                         6,709                       6,976
Accounts Payable:
           Trade                                                                      1,407                       1,636
           Affiliated Companies                                                          52                           0
Billings in Excess of Costs and Estimated
           Earnings on Uncompleted Contracts                                          1,966                       2,061
Accrued Warranty and Losses                                                             472                         463
Accrued Salaries and Wages                                                              959                         898
Other Accrued Liabilities                                                             1,545                       1,422
                                                                                 -----------                 ----------
           Total Current Liabilities                                                 13,150                      13,507

OTHER LIABILITIES

Deferred Income Taxes                                                                   570                         570
Capital Lease Obligations,
           Less Current Maturities                                                      110                         120
Commitments and Contingencies

STOCKHOLDERS' EQUITY

Common Stock - Authorized 10,000,000 Shares
           of $.20 Par Value; Issued 4,401,625 on
           March 31, 2001 and December 31, 2000.                                        880                         880

Additional  Paid-in Capital                                                             900                         900
Retained Earnings                                                                     2,537                       2,820
                                                                                 ----------                  ----------
           Total Stockholders' Equity                                                 4,317                       4,600
                                                                                 ----------                  ----------
Total Liabilities and Stockholders' Equity                                       $   18,147                  $   18,797
                                                                                 ==========                  ==========

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)
                        CONDENSED STATEMENTS OF EARNINGS
                           (Unaudited, 000's omitted)

                                                                                           Three Months Ended
                                                                                                 March 31,
                                                                                  -----------------------------------
                                                                                     2001                     2000
                                                                                  ----------               ----------
Earned Revenue                                                                    $    5,739               $    6,760
Cost of Earned Revenue                                                                 4,396                    5,367
                                                                                  ----------               ----------

              Gross Profit                                                             1,343                    1,393

Operating Expenses                                                                     1,403                    1,758
                                                                                  ----------               ----------

              Operating Profit(Loss)                                                     (60)                    (365)

Other Income (Expense)
              Interest Expense                                                          (227)                    (101)
              Other                                                                        4                       --
                                                                                  ----------               ----------
                                                                                        (223)                    (101)
                                                                                  ----------               ----------

Income (Loss) Before Income Taxes                                                       (283)                    (466)

              Net Income (Loss)                                                   $     (283)              $     (466)
                                                                                  ==========               ==========

NET INCOME (LOSS) PER SHARE                                                       $    (0.06)              $    (0.11)
                                                                                  ==========               ==========

Dividends per Share                                                                  None                     None

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)
                       CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited, 000's omitted)

                                                                                            Three Months Ended
                                                                                                  March 31,
                                                                                      --------------------------------
                                                                                         2001                   2000
                                                                                      ---------              ---------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                                     $   (283)              $   (466)
Adjustment to reconcile net income (loss)
        to net cash provided (used) by operating activities:
           Depreciation                                                                    342                    280
           (Increase) Decrease in Assets:
               Accounts Receivable                                                       2,118                  1,891
               Cost and Estimated Earnings in Excess of
                  Billings on Uncompleted Contracts                                     (1,426)                   214
               Inventories                                                                (282)                  (194)
               Prepaid Expenses                                                             (8)                  (194)
           Increase (Decrease) in Liabilities:
               Accounts Payable and Accrued Expenses                                        16                    346
               Billings in Excess of Costs and Estimated Earnings
                  on Uncompleted Contracts                                                 (95)                (1,225)
                                                                                      --------               --------
        Net Cash Provided (Used) by
           Operating Activities                                                            382                    652

CASH FLOW FROM INVESTING ACTIVITIES:
           Capital Expenditures                                                           (116)                   (60)
                                                                                      --------               --------
        Net Cash Used in Investing Activities                                             (116)                   (60)

CASH FLOW FROM FINANCING ACTIVITIES:
           Net Borrowings under Line of Credit Agreement                                  (267)                  (581)
           Principal Payments under Capital Lease Obligations                              (21)                   (20)
                                                                                      --------               --------
        Net Cash Used by Financing Activities                                             (288)                  (601)

                                                                                      --------               --------
NET CHANGE IN CASH                                                                         (22)                    (9)

CASH AT BEGINNING OF YEAR                                                                   48                     48
                                                                                      --------               --------
CASH AT END OF QUARTER                                                                $     26               $     39
                                                                                      ========               ========

                         AERO SYSTEMS ENGINEERING , INC.
                          (Subsidiary of Celsius Inc.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Unaudited, 000's omitted)
                                 March 31, 2001

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

         Certain prior year balances have been reclassified to conform to the current quarter's presentation.


NOTE B - DERIVATIVES AND HEDGING

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, during the first quarter of 2001. In doing so, the company did not incur any material transition adjustments. All derivatives are recognized on the balance sheet at their fair value. On the date a derivative contract is entered into, the derivative is designated as a fair value or cash flow hedge.

         The Company formally documents all relationships between hedging instruments and the hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. The Company formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items.

         The Company uses foreign currency forward exchange contracts to hedge against the effect of exchange rate fluctuations on certain foreign currency denominated contracts.


NOTE C - CONTINGENCIES AND COMMITMENT

         Guarantees of approximately $5,139,840 were outstanding on March 31, 2001 to various customers as bid bonds or in exchange for down payments or warranty performance bonds.

                         AERO SYSTEMS ENGINEERING , INC.
                          (Subsidiary of Celsius Inc.)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                           (Unaudited, 000's omitted)
                                 March 31, 2001


NOTE D - CONTRACTS IN PROCESS



         Information with respect to contracts in process follows:

                                                                                       March 31,                         March 31,
                                                                                         2001                              2000
                                                                                      ----------                         --------
         Costs Incurred on Uncompleted Contracts                                      $   45,719                         $ 39,030
         Estimated Earnings Thereon                                                       12,923                            7,670
                                                                                      ----------                         --------

         Total Earned Revenue on Uncompleted Contracts                                    58,642                           46,700
         Less Billings Applicable thereto                                                 54,185                           46,412
                                                                                      ----------                         --------

                                                                                      $    4,457                         $    288
                                                                                      ==========                         ========

         Included in Accompanying Balance Sheet
           Under Following Captions:
                 Costs and Estimated Earnings in Excess of
                    Billings on Uncompleted Contracts                                 $    6,423                         $  4,301
                 Billings in Excess of Costs and Estimated
                    Earnings on Uncompleted Contracts                                      1,966                            4,013
                                                                                      ----------                         --------

                                                                                      $    4,457                         $    288
                                                                                      ==========                         ========

                         AERO SYSTEMS ENGINEERING, INC.
                         (A Subsidiary of Celsius Inc.)


Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

Financial Condition

First quarter 2001 (All dollar amounts are in thousands.)

Worldwide revenue for first quarter 2001 totaled $5,739, which was a 15% decrease from $6,760 in first quarter of last year. Net loss for first quarter was $283 as compared to the first quarter loss of $466 last year.

Backlog of orders as of March 31, 2001 was $26,215 as compared with $27,710 and $18,619 as of December 31, 2000 and March 31, 2000, respectively. This 41% increase from first quarter 2000 is mostly the result of the receipt of a major wind tunnel order from a customer in Singapore during the second quarter of 2000, causing a significant increase to backlog.

The revenue decrease was mostly attributable to the delay and the uncertainty of U.S. government approval of the export license application for the major wind tunnel project for a customer in Singapore. The export license was submitted for approval during the fourth quarter of 2000, and at the time of this filing, the Company remains optimistic that the export license will ultimately be granted. Due to this delay, work on the project has been very limited, resulting in lower revenue and margin recognition. The loss in the first quarter was also partially the result of increased interest expense due to the higher line of credit balance.

Cost of earned revenue for first quarter, which includes manufacturing and engineering costs, was 77% of revenue as compared to 79% during the same period of last year. This decrease is mostly the result of improved project margins on the wind tunnels and Aerotest Lab projects during the first quarter 2001.

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

Selling, general and administrative expenses of $1,296 were 23% of revenues during first quarter 2001 as compared to $1,562 and 23% during the same period of last year. This decrease of $266 is the result of lower bid and proposal activities in first quarter 2001 as compared to first quarter 2000. Bid and proposal costs in the first quarter 2000 were significantly higher than typically expended in a quarter due to the timing of a couple of large proposal submissions.

Research and development expenses were $107 during first quarter of 2001 as compared to $196 in the same period in 2000. This decrease of $89 or 45% is mostly related to the focus of certain resources in first quarter 2001 on project work rather than on R&D activities. During 2001, additional R & D will be incurred for continued enhancements to the ASE2000, aero-acoustic analysis and new product initiatives.

Interest expense of $227 was incurred during the quarter as compared to $101 from the same period in the prior year. The average rate of interest on short-term borrowings has had little change, while the average amount of borrowings outstanding has increased in the first quarter as compared to the first quarter of last year.

Capital expenditures were $116 as compared to $60 for the same period of last year. This increase of $56 is attributed to the acquisition of new test and calibration equipment. Additional capital expenditures will be used to acquire additional equipment for research and development projects, facility improvements and desktop upgrades.

Accounts receivable at the end of first quarter was $4,243 as compared with the year end balance of $6,361. This decrease of $2,118 was due mainly to the collection of several large invoices outstanding at the end of 2000.

Costs and estimated earnings in excess of billings on uncompleted contracts at the end of first quarter was $6,423, which is an increase of $1,426 or 29% as compared with the year-end 2000 balance. The Company recognizes profit on long-term projects on the percentage of completion basis, which permits earned revenue to be recognized prior to the time that progress payments are billed. When this occurs, amounts are added to this asset account for the recognition of earned revenue prior to the billing of progress payments. The decrease since year-end is due to the timing of billing milestones related to the contracts. Billings are a function of contract terms and do not necessarily relate to the percentage of completion of a project.

Notes payable balance was $6,709 as compared to the year end balance of $6,976, which is a decrease of $267 or 4%. This decrease is primarily the result of timing of project expenditures as compared to invoicing milestones.

Accounts payable and accrued expenses at the end of first quarter 2001 increased $16 or less than 1% as compared to the year end 2000 balance. This was primarily due to an increase in accrued job costs relating to ongoing projects.

Billings in excess of costs and estimated earnings on uncompleted contracts at the end of first quarter decreased $95 to $1,966 compared to the year-end 2000 balance of $2,061. The decrease since year-end is due to the timing of billing milestones related to contracts. Billings are a function of contract terms and do not necessarily relate to the percentage of completion of a project.

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

ASE currently has a bank line of credit, which enables it to borrow up to a total of $6,000. As of March 31, 2001, $6,709 was used. Although the line of credit has a $6,000 limit, Celsius Inc. has allowed the Company to exceed this limit for short periods of time. The portion over $6,000 is assessed a higher interest rate of 11%. The Company believes that these bank lines of credit, along with cash flows from continuing operations, are adequate to support the Company's cash needs for the immediate future.

Highly competitive market conditions have minimized the margins on new contracts. Productivity improvements and cost reduction programs are continually being initiated to increase margins.

Looking ahead throughout the remainder of 2001, the expected approval of the Singapore export license, the amount of business in backlog and the number of proposals outstanding should provide a solid base for the remainder of the year.

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)

PART II - OTHER INFORMATION


Item 6: Exhibits and Reports on Form 8-K

        (a)  No exhibits are included in this filing.

        (b) No Current Reports on Form 8-K were filed during the quarter ended March 31, 2001, or during the period from March 31, 2001 to the date of filing of this quarterly report on Form 10-Q.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date:   May 14, 2001
                                  /s/ Charles Loux
                                  ----------------------------------------------
                                      Charles Loux, President and CEO

                                  /s/ Steven R. Hedberg
                                  ----------------------------------------------
                                      Steven R. Hedberg, Chief Financial Officer