Form 10-Q
period 2001-06-30
AERO SYSTEMS ENGINEERING INC
filed 2001-08-06
CIK 2589

================================================================================


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    For the quarterly period ended June 30, 2001

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

                                      Yes [X]   No [ ]

As of June 30, 2001, 4,401,625 shares of common stock, par value $.20 per share, were outstanding.


================================================================================

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)

                                    Form 10-Q


                           Quarter Ended June 30, 2001


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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)
                            CONDENSED BALANCE SHEETS


                                                                         June 30,                    December 31,
                            ASSETS                                         2001                          2000
                            ------                                      ----------                   ------------
                                                                        (Unaudited)                     (Note)
                                                                           (000's omitted, except share data)
CURRENT ASSETS

Cash and cash equivalents                                                 $    25                      $    48
Accounts Receivable, net                                                    3,375                        6,361
Costs and Estimated Earnings in
         Excess of Billings on Uncompleted
         Contracts                                                          6,593                        4,997
Inventories:
         Materials and Supplies                                             1,055                        1,103
         Projects in Process                                                  620                          380
Prepaid Expenses                                                               50                           58
Deferred and Prepaid Income Taxes                                             676                          666
                                                                          -------                      -------

         Total Current Assets                                              12,394                       13,613

PROPERTY, PLANT AND EQUIPMENT

Land                                                                          486                          486
Buildings                                                                   3,025                        3,025
Furniture, Fixtures, & Equipment                                            8,471                        8,325
Wind Tunnels & Instrumentation                                              3,100                        2,978
Building Improvements                                                       1,489                        1,489
                                                                          -------                      -------
                                                                           16,571                       16,303
Less Accumulated Depreciation                                              11,803                       11,119
                                                                          -------                      -------
Property, Plant, and Equipment, net                                         4,768                        5,184


Total Assets                                                              $17,162                      $18,797
                                                                          =======                      ========

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsuis Inc.)
                            CONDENSED BALANCE SHEETS
                                   (continued)


                                                                         June 30,                    December 31,
                          LIABILITIES                                      2001                          2000
                          -----------                                   ----------                   ------------
                                                                        (Unaudited)                     (Note)
                                                                           (000's omitted, except share data)
CURRENT LIABILITIES

Current Maturities of
           Capital Lease Obligations                                      $    40                      $    51
Notes Payable                                                               7,487                        6,976
Accounts Payable:
           Trade                                                            1,383                        1,636
           Affiliated Companies                                               105                            0
Billings in Excess of Costs and Estimated
           Earnings on Uncompleted Contracts                                  817                        2,061
Accrued Warranty and Losses                                                   469                          463
Accrued Salaries and Wages                                                    970                          898
Other Accrued Liabilities                                                     997                        1,422
                                                                          -------                      -------

           Total Current Liabilities                                       12,268                       13,507

OTHER LIABILITIES

Deferred Income Taxes                                                         570                          570
Capital Lease Obligations,
           Less Current Maturities                                            103                          120
Commitments and Contingencies

STOCKHOLDERS' EQUITY

Common Stock - Authorized 10,000,000 Shares
           of $.20 Par Value; Issued 4,401,625 on
           June 30, 2001 and December 31, 2000.                               880                          880

Additional Paid-in Capital                                                    900                          900
Retained Earnings                                                           2,441                        2,820
                                                                          -------                      -------

           Total Stockholders' Equity                                       4,221                        4,600
                                                                          -------                      -------

Total Liabilities and Stockholders' Equity                                $17,162                      $18,797
                                                                          =======                      =======


Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius, Inc.)

                        CONDENSED STATEMENTS OF EARNINGS
                           (Unaudited, 000's omitted)


                                                              Three Months Ended                        Six Months Ended
                                                                    June 30                                  June 30
                                                          --------------------------               --------------------------
                                                            2001              2000                   2001              2000
                                                          --------          --------               --------          --------
Earned Revenue                                            $  6,093          $  8,078               $ 11,832          $ 14,838
Cost of Earned Revenue                                       4,447             6,246                  8,843            11,613
                                                          --------          --------               --------          --------

           Gross Profit                                      1,646             1,832                  2,989             3,225

Operating Expenses                                           1,536             1,466                  2,939             3,224
                                                          --------          --------               --------          --------

           Operating Profit                                    110               366                     50                 1

Other Income (Expense)
           Interest Expense                                   (189)             (119)                  (416)             (220)
           Other                                               (17)                4                    (13)                4
                                                          --------          --------               --------          --------
                                                              (206)             (115)                  (429)             (216)
                                                          --------          --------               --------          --------

Income (Loss) Before Income Taxes                              (96)              251                   (379)             (215)

Income Tax Expense                                              --                --                     --                --
                                                          --------          --------               --------          --------

           Net Income (Loss)                              $    (96)         $    251               $   (379)         $   (215)
                                                          ========          ========               ========          ========

NET INCOME (LOSS) PER SHARE                               $  (0.02)         $   0.06               $  (0.09)         $  (0.05)
                                                          ========          ========               ========          ========

Dividends per Share                                           None              None                   None              None

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)
                       CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited, 000's omitted)


                                                                                             Six Months Ended
                                                                                                  June 30,
                                                                                       ------------------------------
                                                                                         2001                   2000
                                                                                       -------                -------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                                      $  (379)               $  (215)
Adjustment to reconcile net income (loss)
        to net cash provided (used) by operating activities:
           Depreciation and Amortization                                                   684                    585
           (Increase) Decrease in Assets:
               Accounts Receivable                                                       2,986                  1,809
               Cost and Estimated Earnings in Excess of
                  Billings on Uncompleted Contracts                                     (1,596)                  (322)
               Inventories                                                                (192)                  (301)
               Prepaid Expenses                                                             (2)                  (181)
           Increase (Decrease) in Liabilities:
               Accounts Payable and Accrued Expenses                                      (495)                   541
               Billings in Excess of Costs and Estimated Earnings
                  on Uncompleted Contracts                                              (1,244)                (2,626)
                                                                                       -------                -------
        Net Cash Provided (Used) by
           Operating Activities                                                           (238)                  (710)

CASH FLOW FROM INVESTING ACTIVITIES:
           Capital Expenditures                                                           (268)                  (135)
                                                                                       -------                -------
        Net Cash Used in Investing Activities                                             (268)                  (135)

CASH FLOW FROM FINANCING ACTIVITIES:
           Net Borrowings under Line of Credit Agreement                                   511                    875
           Principal Payments under Capital Lease Obligations                              (28)                   (39)
                                                                                       -------                -------
        Net Cash Provided (Used) by Financing Activities                                   483                    836

                                                                                       -------                -------
NET CHANGE IN CASH                                                                         (23)                    (9)

CASH AT BEGINNING OF YEAR                                                                   48                     48
                                                                                       -------                -------
CASH AT END OF QUARTER                                                                 $    25                $    39
                                                                                       =======                =======

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Unaudited, 000's omitted)
                                 June 30, 2001


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

NOTE C - CONTINGENCIES AND COMMITMENT

         Guarantees of approximately $5,623,100 were outstanding on June 30, 2001 to various customers as bid bonds or in exchange for down payments or warranty performance bonds.

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Unaudited, 000's omitted)
                                 June 30, 2001


NOTE D - CONTRACTS IN PROCESS

         Information with respect to contracts in process follows:

                                                                               June 30,                      June 30,
                                                                                 2001                          2000
                                                                               --------                      --------
         Costs Incurred on Uncompleted Contracts                               $49,355                       $43,506
         Estimated Earnings Thereon                                             14,625                         9,091
                                                                               -------                       -------

         Total Earned Revenue on Uncompleted Contracts                          63,980                        52,597
         Less Billings Applicable thereto                                       58,204                        50,371
                                                                               -------                       -------

                                                                               $ 5,776                       $ 2,226
                                                                               =======                       =======

         Included in Accompanying Balance Sheet
           Under Following Captions:
                 Costs and Estimated Earnings in Excess of
                    Billings on Uncompleted Contracts                          $ 6,593                       $ 4,838
                 Billings in Excess of Costs and Estimated
                    Earnings on Uncompleted Contracts                              817                         2,612
                                                                               -------                       -------

                                                                               $ 5,776                       $ 2,226
                                                                               =======                       =======

                         AERO SYSTEMS ENGINEERING, INC.
                         (A Subsidiary of Celsius Inc.)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Second quarter 2001 (All dollar amounts are in thousands.)

Worldwide revenue for the second quarter 2001 totaled $6,093, which was a 25% decrease from $8,078 in the second quarter of last year. Net loss for the second quarter was $96 as compared to second quarter net income of $251 for the same period last year.

Backlog of orders as of June 30, 2001 was $27,303 as compared with $27,710 and $36,063 as of December 31, 2000 and June 30, 2000, respectively. The change from December 31, 2000 represents a 1% decrease. The change from June 30, 2000 is mostly related to the conversion of backlog into revenue for the $23,000 order received in June 2000 for the supply of a wind tunnel in Singapore.

The revenue decrease was mostly attributable to the delay of U.S. government approval of the export license application for the wind tunnel project in Singapore. The export license was submitted for approval during the fourth quarter of 2000, and as of the date of this Form 10-Q, the Company believes that the export license will be received shortly. Due to this delay, work on the project has been very limited, resulting in lower revenue and margin recognition. The loss in the second quarter was also partially the result of increased interest expense due to the higher line of credit balance.

Cost of earned revenue for the second quarter, which includes manufacturing and engineering costs, was 73% of revenue as compared to 77% during the same period of last year. This decrease is mostly the result of improved project margins on the wind tunnels and Aerotest Lab projects during the second quarter.

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

Selling, general and administrative expenses of $1,399 were 23% of revenues during the second quarter of 2001 as compared to $1,116 and 14% of revenues during the same period of last year. This increase of $283 or 25% was primarily related to the additional marketing staff added at the end of 2000 and the increase in bid and proposal activities related to several new proposals.

Research and development expenses were $137 during the second quarter of 2001 as compared to $350 in the same period in 2000. This decrease of $213 or 61% is mostly related to the focus of certain resources in the second quarter 2001 on project and proposal work rather than on R&D activities. During 2001, additional research and development expenses will be incurred for continued enhancements to the ASE2000, aero-acoustic analysis and new product initiatives.

                         AERO SYSTEMS ENGINEERING, INC.
                         (A Subsidiary of Celsius Inc.)


Interest expense of $189 was incurred during the second quarter of 2001, as compared to $119 from the same period in 2000. The average rate of interest on short-term borrowings has had little change, while the average amount of borrowings outstanding has increased in the second quarter as compared to the second quarter of last year.

Capital expenditures for the second quarter of 2001 were $152 as compared to $75 for the same period last year. This increase of $77 is attributed to the acquisition of new shop and R&D equipment. Additional capital expenditures will be used to acquire additional equipment for research and development projects, facility improvements and desktop upgrades.

Accounts receivable at the end of the second quarter 2001 was $3,375 as compared with the year end 2000 balance of $6,361. This decrease of $2,986 was due mainly to invoice timing on several large contracts.

Costs and estimated earnings in excess of billings on uncompleted contracts at the end of the second quarter of 2001 increased $1,596, or 32%, to $6,593 as compared with the balance at December 31, 2000. The Company recognizes profit on long-term projects on the percentage of completion basis, which permits earned revenue to be recognized prior to the time that progress payments are billed. When this occurs, amounts are added to this asset account for the recognition of earned revenue prior to the billing of progress payments. The increase since year-end is mostly due to the delay of billing milestones on the Singapore wind tunnel project as a result of the delay in receiving the export license. Billings are a function of contract terms and do not necessarily relate to the percentage of completion of a project.

Notes payable balance was $7,487 at the end of the second quarter 2001 as compared to the year end balance of $6,976, which is an increase of $511 or 7%. This increase is primarily the result of the delay in achieving billing milestones on the Singapore wind tunnel project as a result of the delay of receipt of the export license.

Accounts payable and accrued expenses at the end of the second quarter decreased $495 or 11% as compared to the year end balance. This was primarily due to a decrease in accrued job costs relating to ongoing projects.

Billings in excess of costs and estimated earnings on uncompleted contracts decreased $1,244, or 60%, to $817 as compared with the balance at December 31, 2000. The decrease since year-end is due to the timing of billing milestones related to the contracts. Billings are a function of contract terms and do not necessarily relate to the percentage of completion of a project.

The Company operates on a global basis, and, during an average year, it generates approximately 50% of its revenues from international customers. This trend has continued for the last five years as foreign airlines and government agencies purchase products that ASE designs and produces. Most of the Company's contracts are denominated in U.S. dollars. However, a few of them are denominated in the customer's local currency. Therefore, the Company has entered into several foreign exchange forward contracts having maturities within the next eighteen months. The face amounts represent U.S. dollar equivalents of a non-U.S. dollar denominated forward contract. The amounts at risk are not material and the Company should have the financial ability to generate cash flows to offset the expected gain or losses when the contracts mature.

                         AERO SYSTEMS ENGINEERING, INC.
                         (A Subsidiary of Celsius Inc.)


The Company has consistently relied upon bank credit lines during recent years as a source of its working capital resources and liquidity. Funds under these lines of credit are actually provided by Celsius Inc. and ultimately are guaranteed by Saab AB. Celsius Inc., a United States corporation, is a wholly-owned subsidiary of Saab AB. Celsius Inc. owns approximately 80% of the outstanding shares of common stock of the Company. A first security interest in all assets of the Company has been granted to Celsius Inc., and a fee is paid through Celsius Inc.

ASE currently has a bank line of credit, which enables it to borrow up to a total of $6,000. As of June 30, 2001, $7,487 was used. Although the line of credit has a $6,000 limit, Celsius Inc. has allowed the Company to exceed this limit for short periods of time. The portion over $6,000 is assessed a higher interest rate of 10%. The Company believes that these bank lines of credit, along with cash flows from continuing operations, are adequate to support the Company's cash needs for the immediate future.

Highly competitive market conditions have minimized the margins on new contracts. Productivity improvements and cost reduction programs are continually being initiated to increase margins.

Looking ahead throughout the remainder of 2001, the expected receipt of the Singapore export license, the amount of business in backlog and the number of proposals outstanding should provide a solid base for the remainder of the year.

                         AERO SYSTEMS ENGINEERING, INC.
                          (Subsidiary of Celsius Inc.)


PART II - OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K

         (a)      No exhibits are included in this filing.

         (b) No Current Reports on Form 8-K were filed during the quarter ended June 30, 2001, or during the period from June 30, 2001 to the date of filing of this quarterly report on Form 10-Q.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date:    August 6, 2001

                                               /s/ Charles Loux
                                      ----------------------------------------
                                      Charles Loux, President and CEO


                                               /s/ Steven R. Hedberg
                                      ----------------------------------------
                                      Steven R. Hedberg, Chief Financial Officer