Form 10-Q
period 2001-09-30
AERO SYSTEMS ENGINEERING INC
filed 2001-11-14
CIK 2589

================================================================================


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2001

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

                                    Yes   X    No
                                        ----      ----

     As of September 30, 2001, 4,401,625 shares of common stock, par value $.20 per share, were outstanding.


================================================================================

                         AERO SYSTEMS ENGINEERING, INC.


                                    Form 10-Q


                        Quarter Ended September 30, 2001

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         AERO SYSTEMS ENGINEERING, INC.
                            CONDENSED BALANCE SHEETS

                                                                 September 30,                 December 31,
                            ASSETS                                    2001                         2000
                                                                 -------------                 ------------
                                                                  (Unaudited)                     (Note)
                                                                     (000's omitted, except share data)
CURRENT ASSETS

Cash and Cash Equivalents                                           $     37                    $      48
Accounts Receivable, net                                               7,484                        6,361
Costs and Estimated Earnings in
         Excess of Billings on Uncompleted
         Contracts                                                     4,068                        4,997
Inventories:
         Materials and Supplies                                          964                        1,103
         Projects in Process                                             598                          380
Prepaid Expenses                                                         117                           58
Deferred Financing Costs                                                  84                            0
Income Tax Receivable                                                      0                           96
                                                                    --------                    ---------

         Total Current Assets                                         13,352                       13,043

PROPERTY, PLANT AND EQUIPMENT

Land                                                                     486                          486
Buildings                                                              3,025                        3,025
Furniture, Fixtures, & Equipment                                       8,639                        8,325
Wind Tunnels & Instrumentation                                         3,100                        2,978
Building Improvements                                                  1,489                        1,489
                                                                    --------                    ---------
                                                                      16,739                       16,303
Less Accumulated Depreciation                                         11,985                       11,119
                                                                    --------                    ---------
Property, Plant, and Equipment, net                                    4,754                        5,184


Total Assets                                                        $ 18,106                     $ 18,227
                                                                    ========                     ========

                         AERO SYSTEMS ENGINEERING, INC.
                            CONDENSED BALANCE SHEETS
                                   (continued)

                                                                  September 30,               December 31,
                              LIABILITIES                              2001                        2000
                                                                  -------------               ------------
                                                                   (Unaudited)                   (Note)
                                                                     (000's omitted, except share data)
CURRENT LIABILITIES

Current Maturities of
          Capital Lease Obligations                                 $     65                    $     51
Notes Payable:
          Bank                                                         3,000                           0
          Affiliated Companies                                         2,600                       6,976
Accounts Payable:
          Trade                                                        1,403                       1,636
          Affiliated Companies                                            15                           0
Billings in Excess of Costs and Estimated
          Earnings on Uncompleted Contracts                            2,333                       2,061
Accrued Warranty and Losses                                              460                         463
Accrued Salaries and Wages                                               975                         898
Other Accrued Liabilities                                              1,316                       1,422
                                                                    --------                    --------
          Total Current Liabilities                                   12,167                      13,507

OTHER LIABILITIES

Capital Lease Obligations,
          Less Current Maturities                                        211                         120
Long Term Note Payable - Affiliate                                     1,500                           0

STOCKHOLDERS' EQUITY

Common Stock - Authorized 10,000,000 Shares
          of $.20 Par Value; Issued 4,401,625 on
          September 30, 2001 and December 31, 2000.                      880                         880

Additional  Paid-in Capital                                              900                         900
Retained Earnings                                                      2,448                       2,820
                                                                    --------                    --------
          Total Stockholders' Equity                                   4,228                       4,600
                                                                    --------                    --------
Total Liabilities and Stockholders' Equity                          $ 18,106                    $ 18,227
                                                                    ========                    ========

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                         AERO SYSTEMS ENGINEERING, INC.

                        CONDENSED STATEMENTS OF EARNINGS
                           (Unaudited, 000's omitted)

                                                         Three Months Ended                       Nine Months Ended
                                                            September 30                             September 30
                                                        2001             2000                    2001             2000
                                                     ---------------------------               -------------------------
Earned Revenue                                       $   5,709         $   8,751               $  17,541       $  23,589
Cost of Earned Revenue                                   4,025             7,017                  12,868          18,630
                                                     ---------         ---------               ---------       ---------

           Gross Profit                                  1,684             1,734                   4,673           4,959

Operating Expenses                                       1,372             1,228                   4,311           4,452
                                                     ---------         ---------               ---------       ---------

           Operating Profit                                312               506                     362             507

Other Income (Expense)
           Interest Expense                               (180)             (153)                   (596)           (373)
           Other                                           (25)              (13)                    (38)             (9)
                                                     ---------         ---------               ---------       ---------
                                                          (205)             (166)                   (634)           (382)
                                                     ---------         ---------               ---------       ---------

Income (Loss) Before Income Taxes                          107               340                    (272)            125

Income Tax Expense                                         100                 0                     100               0
                                                     ---------         ---------               ---------       ---------

           Net Income (Loss)                         $       7         $     340               $    (372)      $     125
                                                     =========         =========               =========       =========

NET INCOME ( LOSS) PER SHARE                         $    0.00         $    0.08               $   (0.08)      $    0.03
                                                     =========         =========               =========       =========

Dividends per Share                                     None              None                    None            None

                         AERO SYSTEMS ENGINEERING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited, 000's omitted)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                   -------------------------------
                                                                                     2001                   2000
                                                                                   ---------              --------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                                  $  (372)               $   125
Adjustment to reconcile net income (loss)
        to net cash provided (used) by operating activities:
           Depreciation and Amortization                                               866                    889
           Other Non-Cash Charges                                                      100                      0
           (Increase) Decrease in Assets:
               Accounts Receivable                                                  (1,123)                 4,329
               Cost and Estimated Earnings in Excess of
                  Billings on Uncompleted Contracts                                    929                 (1,554)
               Inventories                                                             (79)                  (297)
               Prepaid Expenses                                                       (147)                    40
           Increase (Decrease) in Liabilities:
               Accounts Payable and Accrued Expenses                                  (250)                (1,176)
               Billings in Excess of Costs and Estimated Earnings
                  on Uncompleted Contracts                                             272                 (1,543)
                                                                                   -------                -------
        Net Cash Provided by
           Operating Activities                                                        196                    813

CASH FLOW FROM INVESTING ACTIVITIES:
           Capital Expenditures                                                       (290)                  (493)
                                                                                   -------                -------
        Net Cash Used in Investing Activities                                         (290)                  (493)

CASH FLOW FROM FINANCING ACTIVITIES:
           Net Borrowings under Line of Credit Agreement                            (1,376)                  (274)
           Principal Payments under Capital Lease Obligations                          (41)                   (59)
           Borrowings From Affiliates                                                1,500                      0
                                                                                   -------                -------
        Net Cash Provided (Used) by Financing Activities                                83                   (333)

                                                                                   -------                -------
NET CHANGE IN CASH                                                                     (11)                   (13)

CASH AT BEGINNING OF YEAR                                                               48                     48
                                                                                   -------                -------
CASH AT END OF QUARTER                                                            $     37                $    35
                                                                                  ========                =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
           Non-Cash Investing and Financing Activities
               Purchase of Equipment under Capital Leases                              146                      0

                         AERO SYSTEMS ENGINEERING , INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Unaudited, 000's omitted)

                               September 30, 2001


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ending September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

NOTE B - SIGNIFICANT EVENTS

         On September 25, 2001, Minnesota ASE, LLC acquired 2,245,000 shares of common stock of Aero Systems Engineering, Inc. ("Aero Systems") from Celsius Inc., a subsidiary of Saab AB, representing 51% of the outstanding shares. Celsius Inc. retained a 29% stock interest in Aero Systems. In accordance with the terms of the transaction, Aero Systems borrowed $1,500,000 from Celsius Inc. in order to provide working capital to Aero Systems. This loan was collateralized by a third party pledge by Minnesota ASE, LLC of the shares of Aero Systems purchased by Minnesota ASE, LLC from Celsius Inc. and has a term of three years at an annual percentage rate of 8%. In connection with the acquisition of Aero Systems' stock by Minnesota ASE, LLC, Aero Systems entered into a secured credit agreement with a bank which provides for up to $6 million in loans and $3 million in letters of credit. The operating loans up to $6 million are secured by the Company's receivables, inventories, and machinery and equipment. The letter of credit borrowing base of up to $3 million is secured by the Company's mortgaged property. The term of the credit agreement is two years, and the loans under it bear interest at a variable interest rate equal to the bank's base rate plus a margin of up to one-half of one percent. The bank's base rate as of September 30, 2001 was 6.0%. On September 25, 2001, Minnesota ASE, LLC also loaned Aero Systems $2,600,000 in order to supplement bank financing. The maturity date of this note is January 11, 2002, and the interest rate is variable at the bank's base rate plus .25%.

         Through September 25, 2001, Aero Systems was included in the consolidated federal income tax return of Celsius Inc. The Company's income tax provision was calculated and presented on a separate return basis. Upon the closing of the acquisition of 51% of Aero Systems' stock by Minnesota ASE, LLC, Celsius Inc. will own less than 80% of Aero Systems and, accordingly, will no longer include Aero Systems in its consolidated federal income tax return. In the third quarter, in conjunction with that transaction, the Company recorded income tax expense of $99,686 to reduce its income tax receivable from Celsius Inc. as a result of the termination of the tax sharing agreement.

                        AERO SYSTEMS ENGINEERING , INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Unaudited, 000's omitted)

NOTE C - DERIVATIVES AND HEDGING

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

NOTE D - RECLASSIFICATION

         Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE E - CONTRACTS IN PROCESS

         Information with respect to contracts in process follows:

                                                                              September 30,                   September 30,
                                                                                  2001                            2000
                                                                              -------------                   -------------
         Costs Incurred on Uncompleted Contracts                                $   52,616                      $   40,032
         Estimated Earnings Thereon                                                 15,997                          11,466
                                                                                ----------                      ----------

         Total Earned Revenue on Uncompleted Contracts                              68,613                          51,498
         Less Billings Applicable Thereto                                           66,878                          49,124
                                                                                ----------                      ----------

                                                                                $    1,735                      $    2,374
                                                                                ==========                      ==========

         Included in Accompanying Balance Sheet
           Under Following Captions:
                 Costs and Estimated Earnings in Excess of
                    Billings on Uncompleted Contracts                           $    4,068                      $    6,069
                 Billings in Excess of Costs and Estimated
                    Earnings on Uncompleted Contracts                                2,333                           3,695
                                                                                ----------                      ----------

                                                                                $    1,735                      $    2,374
                                                                                ==========                      ==========

NOTE F - CONTINGENCIES AND COMMITMENT

         Guarantees of approximately $5,661,600 were outstanding on September 30, 2001 to various customers as bid bonds or in exchange for down payments or warranty performance bonds.

                         AERO SYSTEMS ENGINEERING, INC.


Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations


Financial Condition

(All dollar amounts are in thousands.)

On September 25, 2001, Minnesota ASE, LLC acquired 2,245,000 shares of common stock of Aero Systems Engineering, Inc. ("Aero Systems") from Celsius Inc., a subsidiary of Saab AB, representing 51% of the outstanding shares. Celsius Inc. retained a 29% stock interest in Aero Systems. This transaction is further described in Footnote B to the Quarterly Financial Statements.

Worldwide revenue for the third quarter 2001 totaled $5,709, which was a 35% decrease from $8,751 in revenue for the third quarter of last year. Income before taxes for the third quarter was $107 as compared to third quarter income before taxes of $340 last year.

Backlog of orders as of September 30, 2001 was $29,722 as compared with $27,710 and $31,423 as of December 31, 2000 and September 30, 2000, respectively. The change from December 31, 2000 represents a 7% increase. The year to date orders through September are $19.6 million.

The revenue and earnings before taxes decrease were mostly attributable to the delay of U.S. government approval of the export license application for the wind tunnel project in Singapore. The export license was submitted for approval during the fourth quarter of 2000. Due to this delay, work on the project had been very limited, resulting in lower revenue and margin recognition. The export license was received in early September 2001, and the activity level has now increased on the project.

Through September 25, 2001, Aero Systems was included in the consolidated federal income tax return of Celsius Inc. The Company's income tax provision was calculated and presented on a separate return basis. Upon the closing of the acquisition of 51% of Aero Systems' stock by Minnesota ASE, LLC, Celsius Inc. will own less than 80% of Aero Systems and, accordingly, will no longer be able include Aero Systems in its consolidated federal income tax return. In the third quarter, in conjunction with that transaction, the Company recorded income tax expense of $100 to reduce its income tax receivable from Celsius Inc. as a result of the termination of the tax sharing agreement.

Cost as a percentage of earned revenue for the third quarter, which includes manufacturing and engineering costs, was 71% as compared to 80% during the same period of last year. This decrease is mostly the result of improved project margins on the wind tunnels and Aerotest Lab projects during the third quarter of 2001.

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

                         AERO SYSTEMS ENGINEERING, INC.


Selling, general and administrative expenses of $1,302 were 23% of revenues during the third quarter of 2001 as compared to $1,066 and 12% during the same period of last year. This increase of $236 or 22% was primarily related to the additional marketing staff added at the end of 2000 and the increase in bid and proposal activities related to several new proposals.

Research and development expenses were $70 during the third quarter of 2001 as compared to $162 in the same period in 2000. This decrease of $92 or 57% is mostly related to the focus of certain resources in the third quarter 2001 on project and proposal work rather than on R&D activities. During 2001, additional research and development expenses will be incurred for continued enhancements to the ASE2000, aero-acoustic analysis and new product initiatives.

Interest expense of $180 was incurred during the third quarter of 2000 as compared to $153 for the same period in the prior year. The average rate of interest on short-term borrowings has had little change, while the average amount of borrowings outstanding has increased in the third quarter of 2001 as compared to the third quarter of last year.

Capital expenditures for the third quarter 2001 were $22 as compared to $358 for the same period of last year. It is expected that for the remainder of 2001, additional capital expenditures will be used to purchase additional equipment for R&D projects and the engineering departments.

Accounts receivable at the end of the third quarter 2001 were $7,484 as compared with the year-end 2000 balance of $6,361. This increase of $1,123 was due mainly to invoice timing on several large contracts.

Costs and estimated earnings in excess of billings on uncompleted contracts at the end of the third quarter decreased $929, or 19%, to $4,068 as compared with the year-end 2000 balance of $4,997. The Company recognizes profit on long-term projects on the percentage of completion basis, which permits earned revenue to be recognized prior to the time that progress payments are billed. When this occurs, amounts are added to this asset account for the recognition of earned revenue prior to the billing of progress payments. The decrease since year-end is due to the timing of billing milestones related to the contracts. Billings are a function of contract terms and do not necessarily relate to the percentage of completion of a project.

Current notes payable balance was $5,600 as compared to the year-end 2000 balance of $6,976, which is a decrease of $1,376 or 20%. This decrease is primarily the result of the receipt of $1,500 cash from Celsius Inc. for the three year note payable. As of October 31, 2001, current notes payable was $2,500. Long term notes payable balance was $1,500 at the end of the third quarter 2001 compared to the year-end 2000 balance of $0.

Accounts payable and accrued expenses at the end of the third quarter decreased $250 or 6% as compared to the year-end 2000 balance. This was primarily due to the delay of the Singapore wind tunnel project moving into the procurement phase as a result of the delay in receiving the export license.

Billings in excess of costs and estimated earnings on uncompleted contracts at the end of the third quarter increased $272 to $2,333 compared to the year-end 2000 balance of $2,061. The increase since year-end is due to the timing of billing milestones related to contracts. Billings are a function of contract terms and do not necessarily relate to the percentage of completion of a project.

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

The Company has consistently relied upon bank credit lines during recent years as a source of its working capital resources and liquidity. During the third quarter 2001, Celsius Inc. sold 51% of the total outstanding shares of common stock of ASE to Minnesota ASE, LLC. Related to this transaction, the Company has secured new bank financing agreements for operating funds and future letter of credit needs. These new agreements are asset based collateral agreements, with the funds available under these agreements determined by the available securable assets at any point in time, up to a maximum of $6,000 of operating funds, and $3,000 of letter of credit funds. Also related to the transaction, Celsius Inc. has agreed to continue to hold certain existing bank guarantees until maturity that were previously provided to a few of the Company's customers, and Celsius Inc. has provided a three year $1,500 loan to the Company at 8% per year, which is subordinated debt under the new bank agreement. The Company has provided an indemnification agreement to Celsius Inc. to secure Celsius Inc.'s interest in the above items.

At the end of the third quarter, the Company had notes payable balances of $5,600 current and $1,500 long term. The current notes payable balance of $5,600 consisted of $3,000 of borrowings under the new bank agreement, and $2,600 of interim loans provided by Minnesota ASE, LLC for a period up to 120 days to bridge cash needs until significant customer invoice payments are received. At the time of this filing, $1,600 of the $2,600 interim loans have been repaid to Minnesota ASE, LLC. The Company believes that these bank lines of credit, along with cash flows from continuing operations, are adequate to support the Company's cash needs for the immediate future.

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

Looking ahead throughout the remainder of 2001, the contracts awarded in the recent months of the year and the improved backlog should provide a solid base for the rest of 2001.

                         AERO SYSTEMS ENGINEERING, INC.


PART II - OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K

          (a)  No exhibits are included in this filing.

          (b) No Current Reports on Form 8-K were filed during the quarter ended September 30, 2001. On October 4, 2001, the registrant filed a Form 8-K report to declare a change in control of registrant, and to file the new bank documents as a result of the change in control.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:    November 13, 2001
                                      /s/ Charles Loux
                                      -----------------------------------------
                                      Charles Loux, President and CEO


                                      /s/ Steven R. Hedberg
                                      -----------------------------------------
                                      Steven R. Hedberg, Chief Financial Officer