Form 10-K405
period 2001-12-31
AERO SYSTEMS ENGINEERING INC
filed 2002-03-11
CIK 2589

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the fiscal year ended December 31, 2001        Commission file number 0-7390
                          -----------------        -----------------------------


                         AERO SYSTEMS ENGINEERING, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

    Minnesota                                                   41-0913117
------------------                                         --------------------
(State of incorporation)                                   (I.R.S. Employer
                                                           Identification No.)

358 East Fillmore Avenue, St. Paul, Minnesota                     55107
---------------------------------------------                   ---------
     (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code           (651) 227-7515

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $.20 Per Share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X   No
                                   -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 2002 was approximately $1,754,555 based upon the average of the closing bid and asked prices of the stock on such date.

The number of common shares outstanding as of January 31, 2002 was 4,401,625.

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

PART I

Item 1.   Business......................................................................................5

Item 2.   Properties...................................................................................10

Item 3.   Legal Proceedings............................................................................11

Item 4.   Submission of Matters to a Vote of Security Holders..........................................11

PART II

Item 5.   Market for the Registrant's Common Equity and Related
              Stockholder Matters......................................................................11

Item 6.   Selected Financial Data......................................................................12

Item 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations................................................................12

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.....................................16

Item 8.   Financial Statements and Supplementary Data..................................................17

Item 9.   Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure.....................................................................36

PART III

Item 10. through  Item 13.  See Documents Incorporated by Reference....................................36

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................36

Signatures.............................................................................................37

DOCUMENTS INCORPORATED BY REFERENCE


The following documents are incorporated by reference into the Form 10-K:

                                                                           PARTS OF FORM 10-K INTO WHICH
                                                                                   INCORPORATED BY
                                 DOCUMENT                                             REFERENCE
-----------------------------------------------------------------------------------------------------------
Proxy Statement to be filed on or before April 26, 2002
   for the annual meeting of shareholders on May 29, 2002                               III

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

Item 10.  Directors and Executive Officers of the Registrant                 Election of Directors

Item 11.  Executive Compensation                                             Election of Directors

Item 12.  Security Ownership of Certain Beneficial Owners and Management     Principal Shareholders

Item 13.  Certain Relationships and Related Transactions                     Election of Directors

PART I

ITEM 1 -- BUSINESS

General Development of Business -- Aero Systems Engineering, Inc. ("ASE" or the "Company") is a global turnkey provider of test facilities and systems for the aerodynamic and propulsion test system markets. ASE is a Minnesota corporation that was organized on May 11, 1967. From that time until 1993, the Company had been primarily engaged in selling products and services related to testing turbine engines. On July 30, 1993, the Company purchased substantially all of the assets of FluiDyne Engineering Corporation ("FluiDyne") relating to FluiDyne's business of designing, constructing, and supplying various types of test facilities, such as wind tunnels and other aerodynamic test facilities. The acquisition also included the Aerotest Laboratory, which provides aeropropulsion component and aerodynamic testing services.

Prior to September 25, 2001, approximately 80% of the Company's outstanding common stock was owned by Celsius Inc. Celsius Inc. is a wholly owned subsidiary of Celsius AB, which is a Swedish company. Celsius AB was acquired by Saab AB in March 2000. On September 25, 2001, Minnesota ASE, LLC acquired 2,245,000 shares of common stock of Aero Systems Engineering, Inc. from Celsius Inc., a subsidiary of Saab AB, representing 51% of the outstanding shares. Celsius Inc. retained a 29% stock interest in the Company.

The plan of operations for 2002 with respect to the Company is to continue with its current activities and operations in the test cell, wind tunnel, and aerodynamic testing markets. In addition, the Company plans to explore new markets as deemed appropriate through acquisitions or using joint ventures with established companies. Currently, the Company has no agreements regarding such opportunities. The Company is attempting to expand into the industrial engine and small commuter engine testing marketplace. Also, acoustic measurement processes to measure noise levels are technologies whereby the Company is creating new customers and providing additional value to existing customers.

Lines of Business/Segment Reporting -- The Company is engaged in two lines of business. The first is related to the design, equipping, manufacture, and construction of test facilities for turbine engines, engine accessories, and wind tunnels. The second business line is providing aeropropulsion component testing and aerodynamic testing services at the Aerotest Laboratory facility. The Company regards these lines of business as being in their entirety one segment of business.

Products and Services -- The Company's products and services include the following:

  - Design and overall project management for construction of jet engine testing facilities and wind tunnel testing facilities;

  - Design and manufacture of electronic and mechanical turbine engine testing equipment;

  -   Providing of aerodynamic and propulsion system testing services;

  - Application of engineering technology to specific engine and aerodynamic testing problems;

  -   Providing acoustic design and measurement services.

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

Sales of test facilities have resulted principally from direct customer contacts, independent sales agents, and the Company's internal marketing staff.

Raw Materials -- The principal raw materials used by the Company are raw and fabricated steel and aluminum. Various electronic components are also purchased and assembled into completed units. These materials are readily available from a number of suppliers. Therefore, the Company anticipates no difficulty in securing an alternate source of supply of these products should it be unable to obtain materials from its present suppliers.

Patents and Trademarks -- The Company currently owns several patents relating to a free piston shock tube and for a test cell stack design. The Company has applied to various foreign countries' patent offices to register the U.S. patents in those countries. The Company has two patent applications in process at the time of this filing. One is for a plate fin heat exchanger application and the second is for an automotive wind tunnel open jet collector design.

Periodically, the Company seeks trademark protection for certain of its products. The Company does not hold nor has it issued any significant licenses, franchises or concessions. While the Company may apply for patents on some of its instruments or components thereof, generally the Company does not consider the patentability or the protection that may be afforded by patents to be material to its present business.

Seasonal Nature of Business -- The business of the Company is not seasonal in nature.

Working Capital -- The Company is not required to maintain significant amounts of inventory or supplies. The Company does not generally grant extended payment terms to customers. However, because certain of the Company's contracts with its customers are over multiple years, outstanding balances due from a customer may be quite large. The Company is occasionally required to issue standby letters of credit as a guarantee for customers' advances and performance of the project by the Company.

Additionally, in various governmental contracts, there are retainages, usually 5% -- 10%, that are held back by governmental agencies to ensure contract performance. The Company's practices concerning inventory and credit are consistent with practices in the industry.

The Company has consistently relied upon bank credit lines during recent years as a source of its working capital resources and liquidity. During the third quarter 2001, Celsius Inc. sold 51% of the total outstanding shares of common stock of ASE to Minnesota ASE, LLC. Related to this transaction, the Company has secured new bank financing agreements for operating funds and future letter of credit needs. These new agreements are asset-based collateral agreements, with the funds available under these agreements determined by the available securable assets at any point in time, up to a maximum of $6,000,000 of operating funds and $3,000,000 of letter of credit funds. Also related to the transaction, Celsius Inc. has agreed to continue to hold until maturity certain existing bank guarantees that were previously provided to a few of the Company's customers, and Celsius Inc. has provided a three-year $1,500,000 loan to the Company at 8% per year, which is subordinated debt to the new bank agreement. This loan is collateralized by a third party pledge by Minnesota ASE, LLC of the shares of ASE purchased by Minnesota ASE, LLC from Celsius Inc. The Company has provided an indemnification agreement to Celsius Inc. to secure Celsius Inc.'s interest in the above items. On September 25, 2001, Minnesota ASE, LLC loaned the Company $2,600,000 in order to supplement bank financing, and $2,300,000 of the balance was repaid prior to year end, leaving an outstanding balance of $300,000.

Customers -- The Company provides products and services for numerous companies in the aircraft industry as well as the U.S. federal government and foreign governmental entities. The orders to provide these services can originate from many customers and quite frequently result in repeat business. In 2001, three customers each accounted for more than 10% of the Company's revenues. These three customers were Boeing, General Electric, and DSO-Singapore. The Company believes that the loss of no other single customer would have a material adverse effect on its future revenues.

Backlog -- The Company's order backlog constitutes future revenue to be earned on contracts, including unearned revenue on projects currently in progress. The backlog of orders as of December 31, 2001 was $29,483,000. This compares with a backlog of $27,710,000 on December 31, 2000.

Competition -- There are several other firms in the world offering services similar to those provided by the Company. These firms are based in North America, Europe, and the Pacific Rim. The exact competitive position of the Company in the markets in which it operates is not known to the Company, but the Company believes that it is one of the major suppliers in the markets it serves. The technology used by the Company is not proprietary, and most commercial airlines, engine manufacturers, and airframe manufacturers have the in-house engineering capability to compete directly with the Company in the design and building of jet engine test facilities. The Company believes that in order to reduce cost and risk, many of these firms generally prefer to engage the services of the Company or one of its competitors. In the test cell industry in which the Company competes, the principal means of competition are price, technological design, project management knowledge, and delivery capability.

In the wind tunnel facilities area, the Company has historically designed and built high-speed wind tunnels for worldwide governmental agencies, commercial companies, and other research institutions.

With worldwide defense budgets being reduced during the past few years, the number of wind tunnel projects has been steadily declining. However, there has been growth in the automotive wind tunnel area. In order to capture some of this new automotive wind tunnel business, ASE had previously entered into a teaming agreement with a leading automotive architecture and engineering company, and had established a marketing agreement with an agent in the Detroit area. Both of these agreements have since expired. The team continues to pursue new opportunities but to date no contracts have been awarded. Also, the activities involving commercial aviation wind tunnel applications have been growing and continue to provide opportunities for new business.

The Company has in the past been aided in financing projects by utilizing the financial strength of Saab AB. Without the ability to issue standby letters of credit to guarantee the performance of the project, ASE might not have been the prime contractor on certain of these projects. During the third quarter 2001, Celsius Inc. sold 51% of the total outstanding shares of common stock of ASE to Minnesota ASE, LLC. Related to the transaction, Celsius Inc. has agreed to continue to hold certain existing bank guarantees until maturity that were previously provided to a few of the Company's customers. The Company has provided an indemnification agreement to Celsius Inc. to secure Celsius Inc.'s interest in the above items. Going forward, the Company believes it has adequate capability to secure additional standby letters of credit for its near term needs.

Research and Development -- Research and development performed by the Company is applied engineering, that is, applying present engineering knowledge and technology toward solving customer problems in turbine engine and aerodynamic testing. The Company is currently enhancing the ASE2000, which is its latest computer data acquisition system. The expense of research and development was $421,000, $625,000, and $743,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

Environmental Matters -- There has not been, and it is not expected that there will be, any material effect upon capital expenditures, earnings, or the competitive position of the Company due to compliance with federal, state, and local environmental protection regulations.

Employees -- As of December 31, 2001, the Company had 178 employees. Additionally, contract labor has been used as business conditions require. There are currently no collective bargaining agreements covering any of the Company's employees. The Company has not experienced a strike or work stoppage, and management believes that its employee relations are good.

Foreign Operations -- While business in foreign countries is always subject to interference or restrictions by foreign governments or restrictions imposed by the United States government, the Company believes that the nature of its business is such that it is not likely to be subject to such interference. However, wind tunnels with a Mach number in excess of .9 need to have approval from the U.S. State Department if they are sold to a foreign country.

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

ITEM 2 -- PROPERTIES

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

The Company leases 1,510 square feet of office space in Hampton, Virginia. This office space is subleased by another company until April 2004. The Company no longer has any employees located in this facility, and the remaining lease is in effect until April 2004.

ITEM 3 -- LEGAL PROCEEDINGS

There are no significant legal proceedings in process at the time of this report.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of 2001 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                 RELATED STOCKHOLDER MATTERS

The Company's common stock currently is quoted on The Nasdaq SmallCap Market(SM). On January 31, 2002, the closing sale price for the Company's common stock was $1.94.

The high and low sales prices for the Company's common stock for each quarter during 2000 and 2001, as quoted on Nasdaq, were as follows:

                                                           HIGH            LOW
                                                     ---------------------------------
   2000:
     First Quarter                                         $3.13           $1.44
     Second Quarter                                         2.66            1.75
     Third Quarter                                          2.25            1.25
     Fourth Quarter                                         2.06            1.28

   2001:
     First Quarter                                         $1.88           $1.44
     Second Quarter                                         1.74            1.30
     Third Quarter                                          1.60             .91
     Fourth Quarter                                         2.85             .88

The quotations set forth above reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

No cash dividends have ever been paid in the history of the Company. The Company intends to use its earnings to finance operations and does not intend to pay cash dividends on its capital stock in the foreseeable future. As of December 31, 2001, there were approximately 182 holders of record of common stock of the Company and 4,401,625 total shares outstanding.

ITEM 6 -- SELECTED FINANCIAL DATA

Selected financial data for the years ended December 31 are as follows:

                                    2001           2000           1999           1998           1997
                               ----------------------------------------------------------------------------
SELECTED INCOME STATEMENT DATA
Earned revenue                    $27,182,583    $30,646,114    $31,061,082    $27,181,448    $25,032,452
Net income (loss)                     270,938        331,003       (645,307)       665,200       (400,733)
Net income (loss) per
   common share                      .06            .08           (.15)           .15           (.09)
Weighted average common shares
   outstanding                      4,401,625      4,401,625      4,401,625      4,401,625      4,401,625

SELECTED BALANCE SHEET DATA
Current assets                    $11,243,385    $13,043,123    $14,180,121    $15,424,033    $14,352,090
Current liabilities                 9,375,300     13,506,301     15,368,305     15,750,389     15,007,440
Working capital                     1,868,085       (463,178)    (1,188,184)      (326,356)      (655,350)
Total assets                       15,856,797     18,226,831     19,808,689     20,899,616     19,990,213
Long-term debt and capital
   lease obligations                1,609,755        119,726        170,583        234,119        732,865
Stockholders' equity                4,871,742      4,600,804      4,269,801      4,915,108      4,249,908

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Aero Systems Engineering, Inc. is engaged in selling products and services related to (1) testing turbine engines and design and operation of aerodynamic wind tunnels, and (2) providing aerodynamic and propulsion system testing services. The Company designs the testing facility but subcontracts the civil engineering work and construction to local civil construction companies.

Results of Operations -- The backlog of orders as of December 31, 2001 was $29,483,000, which consisted of $27,630,000 that was related to jet engine test cell projects and wind tunnel projects and $1,853,000 related to Aerotest Lab/Other. Backlog of orders as of December 31, 2000 was $27,710,000, of which $26,221,000 was related to test cell and wind tunnel projects and $1,489,000 related to Aerotest Lab/Other. Backlog of orders as of December 31, 1999 was $18,759,000, of which $18,297,000 was related to test cell and wind tunnel projects and $462,000 related to Aerotest Lab/Other.

The change in backlog from 2000 to 2001 represents a 6% increase in total backlog. Also, new orders received in 2001 totaled $28,955,000 as compared to the previous year of $39,598,000. The 2001 increase in backlog was mostly related to the strong order intake during the second half of 2001. The change in backlog from 1999 to 2000 represents a 48% increase in total backlog. The 2000 increase in backlog was mostly related to the receipt of one large wind tunnel order for $23.3 million to supply a wind tunnel in Singapore.

Earned revenue for the year ended December 31, 2001 was $27,183,000, a decrease of $3,463,000 or 11% as compared to 2000 revenue of $30,646,000. Earned revenue for 1999 was $31,061,000. The revenue decrease from 2000 to 2001 was mostly due to the delay of U.S. government approval of the export license application for the wind tunnel project in Singapore. The export license was submitted for approval during the fourth quarter of 2000. Because of this delay, work on the project had been very limited during 2001, resulting in lower revenue and margin recognition. The export license was received in early September 2001, and the activity level has now increased on the project.

The cost of earned revenue, which includes manufacturing and engineering costs, was 75% of earned revenue in 2001 as compared to 78% in 2000 and 82% in 1999. The percentage decrease in cost of earned revenue during 2001 was mostly due to the fact that there were no occurrences of major cost overruns on any of the projects during 2001 and generally the projects that were in process during 2001 were slightly lower cost projects. The higher cost of earned revenue percentage in 1999 was due to the fact that 1999 included additional costs on two major wind tunnel projects and additional reserves recorded for the settlement of a long outstanding dispute with a foreign contractor.

The Company recognizes revenue and profit as work on long-term contracts progresses using the percentage-of-completion method of accounting, which relies on estimates of total expected contract revenues and costs. The Company follows this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Because the financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. Accordingly, favorable changes in estimates result in additional profit recognition, and unfavorable changes in estimates result in the reversal of previously recognized revenue and profits. When estimates indicate a loss under a contract, cost of revenue is charged with a provision for such loss. As work progresses under a loss contract, revenue continues to be recognized, and a portion of the contract costs incurred in each period is charged to the contract loss reserve.

Operating expenses were $5,140,000, $5,316,000, and $4,591,000 in years 2001,
2000, and 1999, respectively. These expenses decreased 3% in 2001 as compared to 2000 primarily as a result of less expenditures on bid and proposal activities. In 2000, bid and proposal expenditures included significant activities on several large turnkey proposals.

Research and Development (R&D) costs were $421,000, $625,000, and $743,000 in years 2001, 2000, and 1999, respectively, and were primarily related to activities to enhance the capabilities of the ASE2000 Computer Data Acquisition System. This activity will continue into 2002, which management believes will further improve the marketability of the system. The reduction from 2000 is related to fewer active R&D programs in 2001.

Interest expense was $721,000, $574,000, and $719,000 in years 2001, 2000, and
1999, respectively. The major item bearing interest expense is the line of credit. The average outstanding borrowings were $5,830,000 and $4,736,000 during 2001 and 2000, respectively. The increase in borrowings from 2000 to 2001 reflects the impact of the delay of the receipt of the export license for the wind tunnel project in Singapore thereby delaying milestone invoicing activities. The weighted average interest rate for 2001 was 8.7% on the line of credit compared to 10.6% in 2000.

The Company recorded income tax expense of $152,000 in 2001, as compared to $6,000 in 2000 and $10,000 in 1999. Through September 25, 2001, Aero Systems was included in the consolidated federal income tax return of Celsius Inc. The Company's income tax provision was calculated and presented on a separate return basis. Upon the closing of the acquisition of 51% of Aero Systems' stock by Minnesota ASE, LLC, Celsius Inc. will own less than 80% of Aero Systems and, accordingly, will no longer be able to include Aero Systems in its consolidated federal income tax return. In the third quarter, in conjunction with that transaction, the Company recorded a non-cash charge of $100,000 to reduce its income tax receivable from Celsius Inc. as a result of the termination of the tax sharing agreement. Also, as a part of the termination of the federal tax agreement with Celsius Inc., the Company and Celsius Inc. agreed to prorate the total 2001 federal tax liability based on the relative time periods of ownership during 2001, which reduced the Company's current income tax expense.

The Company recorded net income of $271,000 in 2001, net income of $331,000 in 2000, and a net loss of $645,000 in 1999. The reduction from 2000 was due to the increase in income tax expense relating to the termination of the federal income tax allocation agreement between the Company and Celsius Inc., which was terminated at the time of the sale on September 25, 2001.

Liquidity and Capital Resources -- To minimize working capital requirements, the Company attempts to match contract payments with related contract expenditures. The Company's current ratio was 1.2 as of December 31, 2001, 1.0 as of December 31, 2000, and .9 as of December 31, 1999. Working capital amounts were $1,868,000 as of December 31, 2001, $(463,000) as of December 31, 2000, and
$(1,188,000) as of December 31, 1999.

The December 31, 2001 accounts receivable balance was $4,730,000, a decrease of $1,631,000, as compared to 2000's balance of $6,361,000. The decrease in the accounts receivable balance for 2001 was due to the contractual timing of customer billings.

Accounts payable and accrued expenses amounts were $5,538,000 and $4,419,000 in 2001 and 2000, respectively. The 2001 increase is $1,119,000 or 25%, as compared to 2000. The increase from 2000 is due primarily to the timing of procurement activities for existing projects, of which a couple of the larger projects have moved into the procurement phase of the project schedule towards the end of the year.

Billings in excess of earnings were $1,691,000, a decrease of $370,000 when compared to 2000's balance of $2,061,000. This decrease is due primarily to the timing of billing milestones related to contracts. Billings are a function of contract terms and do not necessarily relate to the percentage of completion of a project.

The Company has consistently relied upon bank credit lines during recent years as a source of its working capital resources and liquidity. On September 25, 2001, the Company entered into new financing arrangements to replace its former credit line.

The Company's new bank agreements, which expire in September 2003, are asset-based collateral arrangements, with the funds available under these agreements determined by the available securable assets at any point in time, up to a maximum of $6,000,000 in operating funds, and $3,000,000 of letter of credit funds. The average funds available and amounts outstanding on the operating line and letter of credit during the period ended December 31, 2001 were $2,100,000 outstanding on $3,300,000 available and $1,300,000 outstanding on $3,000,000 available, respectively.

The bank agreement contains covenants that require the Company to maintain certain financial ratios. The Company is in compliance with these covenants as of December 31, 2001.

The Company also obtained a $1,500,000 three-year term loan from Celsius Inc., which is due September 2004. The loan bears interest at 8% and is subordinated debt under the new banking agreement. This loan is collateralized by a third party pledge by Minnesota ASE, LLC of the shares of ASE purchased by Minnesota ASE, LLC from Celsius Inc. Celsius Inc. has also agreed to continue to hold certain existing bank guarantees until maturity that were previously provided to certain of the Company's customers. The Company has provided an indemnification agreement to Celsius Inc. to secure Celsius Inc.'s interest in the above items.

On September 25, 2001, Minnesota ASE, LLC loaned the Company $2,600,000 in order to supplement bank financing. The maturity date was January 11, 2002 and the loan interest rate was equal to the bank's base rate plus .25%. The Company repaid $2,300,000 prior to December 31, 2001. The remaining $300,000 has been converted to a note bearing interest at 8% and does not have a stated due date.

Current financial resources, i.e., working capital and short-term line of credit facilities, plus anticipated funds from operations, are expected to be adequate to meet cash requirements in 2002.

Capital expenditures, including amounts under capital leases, were $475,000, $655,000, and $1,078,000 in years 2001, 2000, and 1999, respectively. Most of the 2001 capital expenditures were used to update desktop and shop equipment and facility improvements.

Highly competitive market conditions have minimized the effect of inflation on contract selling prices and the cost of purchased materials.

During 2001, approximately 52% of revenues were from international projects. Substantially all of the contract amounts are payable in U.S. dollars. For those contracts that are denominated in foreign currencies, the Company has entered into forward exchange contracts with banks to minimize the risks associated with foreign currency exchange rates.

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURE
           ABOUT MARKET RISK

The Company's long-term contracts are substantially all denominated in U.S. dollars. The Company has hedged any exposure to foreign currency fluctuations. A 10% adverse change in foreign currency rates would not have a material effect on the Company's results of operations or financial position.

The Company is also subject to interest rate risk. The Company has not hedged its exposure to interest rate fluctuations; however, a 10% increase or decrease in interest rates would not have a material effect on the Company's results of operations, fair values, or cash flows.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY
          DATA


                                TABLE OF CONTENTS


                                                                                                   Page
                                                                                                   ----
REPORT OF INDEPENDENT AUDITORS........................................................................18

FINANCIAL STATEMENTS
   Balance Sheets.....................................................................................19
   Statements of Operations...........................................................................21
   Statements of Changes in Stockholders' Equity......................................................22
   Statements of Cash Flows...........................................................................23
   Notes to Financial Statements......................................................................24

                         Report of Independent Auditors

The Stockholders and Board of Directors
Aero Systems Engineering, Inc.

We have audited the accompanying balance sheets of Aero Systems Engineering, Inc. as of December 31, 2001 and 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aero Systems Engineering, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                           /s/ Ernst & Young LLP

Minneapolis, Minnesota
January 18, 2002

                         Aero Systems Engineering, Inc.

                                 Balance Sheets

                                                                                  DECEMBER 31
                                                                            2001              2000
                                                                     --------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                            $       96,939    $       47,808
   Accounts receivable -- billed contracts, net of allowances of
     $50,000 in 2001 and 2000, including retainages of $106,000 in
     2001 and 2000                                                           4,730,460         6,361,427
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                                   4,876,894         4,996,416
   Inventories                                                               1,220,933         1,483,738
   Prepaid expenses and other, net                                             318,159            57,899
   Deferred and prepaid income taxes                                                --            95,835
                                                                     --------------------------------------
Total current assets                                                        11,243,385        13,043,123

Property, plant, and equipment, net                                          4,613,412         5,183,708








                                                                     --------------------------------------
Total assets                                                               $15,856,797       $18,226,831
                                                                     ======================================

                                                                                  DECEMBER 31
                                                                            2001              2000
                                                                     --------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of capital lease obligations                         $   145,552       $    50,858
   Notes payable                                                             1,700,000         6,975,755
   Notes payable with related parties                                          300,000                --
   Accounts payable:
     Trade                                                                   2,147,366         1,635,791
     Related parties                                                            47,667                --
   Billings in excess of costs and estimated earnings on
     uncompleted contracts                                                   1,691,447         2,060,706
   Accrued warranty and losses                                                 460,253           463,007
   Accrued salaries and wages                                                  866,204           897,885
   Accrued job costs                                                         1,240,828           444,395
   Income tax payable                                                           47,627                --
   Other accrued liabilities                                                   728,356           977,904
                                                                     --------------------------------------
Total current liabilities                                                    9,375,300        13,506,301

Capital lease obligations, less current maturities                             109,755           119,726
Long-term debt with related parties                                          1,500,000                --

Stockholders' equity:
   Common stock, $.20 par value:
     Authorized shares -- 10,000,000
     Issued and outstanding shares -- 4,401,625                                880,325           880,325
   Additional paid-in capital                                                  900,292           900,292
   Retained earnings                                                         3,091,125         2,820,187
                                                                     --------------------------------------
Total stockholders' equity                                                   4,871,742         4,600,804
                                                                     --------------------------------------

Total liabilities and stockholders' equity                                 $15,856,797       $18,226,831
                                                                     ======================================

See accompanying notes.

                         Aero Systems Engineering, Inc.

                            Statements of Operations

                                                                   YEAR ENDED DECEMBER 31
                                                          2001              2000              1999
                                                   --------------------------------------------------------
Earned revenue                                           $27,182,583       $30,646,114       $31,061,082
Cost of earned revenue                                    20,415,764        23,799,532        25,588,018
                                                   --------------------------------------------------------
Gross profit                                               6,766,819         6,846,582         5,473,064

Selling, general, and administrative expenses
                                                           5,140,256         5,315,851         4,590,710
Research and development                                     420,931           625,466           742,559
                                                   --------------------------------------------------------
Operating profit                                           1,205,632           905,265           139,795

Other income (expense):
   Interest income                                             4,387             3,236             2,272
   Interest expense                                         (721,105)         (574,053)         (718,573)
   Other                                                     (65,548)            2,815           (58,801)
                                                   --------------------------------------------------------
                                                            (782,266)         (568,002)         (775,102)
                                                   --------------------------------------------------------
Income (loss) before income taxes                            423,366           337,263          (635,307)
Income tax expense                                          (152,428)           (6,260)          (10,000)
                                                   --------------------------------------------------------
Net income (loss)                                        $   270,938       $   331,003       $  (645,307)
                                                   ========================================================

Net income (loss) per common share                           $.06              $.08             $(.15)
                                                   ========================================================

Weighted average common shares outstanding
                                                           4,401,625         4,401,625         4,401,625
                                                   ========================================================

See accompanying notes.

                         Aero Systems Engineering, Inc.

                  Statements of Changes in Stockholders' Equity


                                                 COMMON STOCK              ADDITIONAL
                                       ----------------------------------   PAID-IN          RETAINED
                                             SHARES          AMOUNT         CAPITAL          EARNINGS
                                       --------------------------------------------------------------------

Balance at December 31, 1998                  4,401,625        $880,325       $900,292        $3,134,491
   Net loss                                          --              --             --          (645,307)
                                       --------------------------------------------------------------------
Balance at December 31, 1999                  4,401,625         880,325        900,292         2,489,184
   Net income                                        --              --             --           331,003
                                       --------------------------------------------------------------------
Balance at December 31, 2000                  4,401,625         880,325        900,292         2,820,187
   Net income                                        --              --             --           270,938
                                       --------------------------------------------------------------------
Balance at December 31, 2001                  4,401,625        $880,325       $900,292        $3,091,125
                                       ====================================================================


See accompanying notes.

                         Aero Systems Engineering, Inc.

                            Statements of Cash Flows

                                                                             YEAR ENDED DECEMBER 31
                                                                     2001             2000              1999
                                                              ------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                 $    270,938       $   331,003     $   (645,307)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                   1,063,158         1,100,086          925,411
     Decrease (increase) in assets:
        Accounts receivable                                          1,630,967         1,943,358       (1,064,110)
        Costs and estimated earnings in excess of billings on
          uncompleted contracts                                        119,522          (480,783)       2,095,044
        Inventories                                                    262,805          (392,675)         314,991
        Prepaid expenses and other, net                               (182,035)           58,170          (65,218)
     (Decrease) increase in liabilities:
        Accounts payable and accrued expenses                        1,071,692        (1,984,757)        (732,371)
        Income tax payable                                              47,627             8,260           (5,000)
        Billings in excess of costs and estimated earnings on
          uncompleted contracts                                       (369,259)       (3,177,718)       3,822,599
                                                              ------------------------------------------------------
Net cash provided by (used in) operating activities                  3,915,415        (2,595,056)       4,646,039

INVESTING ACTIVITIES
Capital expenditures                                                  (329,558)         (655,226)      (1,078,396)
                                                              ------------------------------------------------------
Net cash used in investing activities                                 (329,558)         (655,226)      (1,078,396)

FINANCING ACTIVITIES
Net borrowings under line of credit agreements                      (5,275,755)        3,328,800       (3,052,041)
Proceeds received from related parties                               4,100,000                --               --
Principal payments on borrowings from related parties
                                                                    (2,300,000)               --         (400,000)
Principal payments under capital lease obligations                     (60,971)          (79,186)         (83,217)
                                                              ------------------------------------------------------
Net cash (used in) provided by financing activities                 (3,536,726)        3,249,614       (3,535,258)
                                                              ------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                    49,131              (668)          32,385
Cash and cash equivalents at beginning of year                          47,808            48,476           16,091
                                                              ------------------------------------------------------
Cash and cash equivalents at end of year                          $     96,939       $    47,808     $     48,476
                                                              ======================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
Cash paid during the year for:
   Interest                                                       $    721,105       $   574,053     $    718,573

   Income taxes                                                   $      8,300       $       260     $     15,000

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of equipment under capital leases                        $    145,694       $        --     $         --

See accompanying notes.

                         Aero Systems Engineering, Inc.

                          Notes to Financial Statements

                                December 31, 2001



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

The Company's major operations are in the design and manufacture of electronic, mechanical, and computerized engine and engine accessory test equipment and the design, equipping, and construction of engine test facilities, wind tunnels, and other aerodynamic test facilities. In addition, the Company provides aeropropulsion component testing and vehicle aerodynamic testing services. Minnesota ASE, LLC owns 51% of the Company. Celsius Inc. owns 29% of the Company. See Note 10.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

USE OF ESTIMATES

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CONTRACTS

Income on long-term contracts generally is recognized using the percentage-of-completion method. On contracts where the percentage-of-completion method is used, revenue is recognized for a portion of the total contract revenue, in the proportion that costs incurred bear to management's estimate of total contract costs to be incurred, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. Earnings and costs on contracts are subject to revision throughout the terms of the contract, and any required revisions are made in the periods in which revisions become known. Provision is made for the full amount of anticipated losses in the period in which they are determinable. On certain after-service contracts, the Company recognizes revenue on a completed contract basis.

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

EARNINGS PER SHARE

Net income (loss) per share of common stock is computed by dividing net income
(loss) for the year by the weighted average number of common shares outstanding during the year. The Company has only common stock outstanding; therefore, basic and diluted earnings per share are the same.

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

                         Aero Systems Engineering, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEPRECIATION

Property, plant, and equipment are recorded at cost and depreciated over their estimated useful lives of three to 40 years using straight-line and accelerated methods. Depreciation expense includes the amortization of capital lease assets.

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

DERIVATIVES AND HEDGING

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, during the first quarter of 2001. In doing so, the Company did not incur any material transition adjustments.

                         Aero Systems Engineering, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company uses foreign currency forward exchange contracts to offset the effect of exchange rate fluctuations on certain foreign currency denominated contracts. All derivatives are recognized on the balance sheet at their fair value. The fair value of existing contracts is not material.

RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to current period presentation.

2. CONTRACTS IN PROCESS

                                                                            YEAR ENDED DECEMBER 31
                                                                            2001              2000
                                                                     --------------------------------------

   Costs incurred on uncompleted contracts                                 $35,094,586       $40,780,632
   Estimated earnings thereon                                               12,635,018        11,367,294
                                                                     --------------------------------------
   Total billable on uncompleted contracts                                  47,729,604        52,147,926
   Less billings applicable thereto                                         44,544,157        49,212,216
                                                                     --------------------------------------
                                                                          $  3,185,447      $  2,935,710
                                                                     ======================================

   Included in the accompanying balance sheet under the
     following captions:
        Costs and estimated earnings in excess of billings
          on uncompleted contracts                                        $  4,876,894      $  4,996,416
        Billings in excess of costs and estimated earnings
          on uncompleted contracts                                           1,691,447         2,060,706
                                                                     --------------------------------------
                                                                          $  3,185,447      $  2,935,710
                                                                     ======================================

                         Aero Systems Engineering, Inc.

2. CONTRACTS IN PROCESS (CONTINUED)

The Company is a contractor/subcontractor on various U.S. federal government-related firm fixed-price contracts. The negotiated firm, fixed price is subject to downward readjustment if it is subsequently determined that the cost data submitted by the Company is erroneous.

CONCENTRATIONS OF CREDIT RISK

At December 31, 2001, the Company had certain concentrations of credit risk with approximately $2,984,000 of unbilled charges and approximately $2,427,000 of accounts receivable from three customers, which are partially secured by letters of credit.

3. INVENTORIES

Inventories consist of the following:

                                                                                   DECEMBER 31
                                                                             2001              2000
                                                                       ------------------------------------
   Materials and supplies                                                    $  965,594       $1,103,439
   Projects-in-process                                                          255,339          380,299
                                                                       ------------------------------------
                                                                             $1,220,933       $1,483,738
                                                                       ====================================

4. PROPERTY, PLANT, AND EQUIPMENT

                                                                                  DECEMBER 31
                                                                            2001              2000
                                                                     --------------------------------------
   Land                                                                    $    486,105      $    486,105
   Buildings                                                                  3,025,460         3,025,460
   Furniture, fixtures, and equipment                                         8,648,346         8,325,135
   Wind tunnels and instrumentation                                           3,130,182         2,978,141
   Building improvements                                                      1,488,527         1,488,527
                                                                     --------------------------------------
                                                                             16,778,620        16,303,368
   Less accumulated depreciation                                            (12,165,208)      (11,119,660)
                                                                     --------------------------------------
   Property, plant, and equipment, net                                     $  4,613,412      $  5,183,708
                                                                     ======================================

                         Aero Systems Engineering, Inc.

5. NOTES PAYABLE

On September 25, 2001, the Company entered into new financing arrangements to replace its former credit line. The Company's new bank agreements, which expire in September 2003, are asset-based collateral arrangements, with the funds available under these agreements determined by the available securable assets at any point in time, up to a maximum of $6,000,000 in operating funds and $3,000,000 of letter of credit funds. At December 31, 2001, $1,700,000 and $1,300,000 were outstanding under the operating funds and letter of credit portions of the agreements, respectively.

The bank agreement contains covenants that require the Company to maintain certain financial ratios. The Company is in compliance with these covenants as of December 31, 2001.

The Company also obtained a $1,500,000 three-year term loan from Celsius Inc., which is due September 2004. The loan bears interest at 8% and is subordinated debt under the new banking agreement. This loan is collateralized by a third-party pledge by Minnesota ASE, LLC of the shares of ASE purchased by Minnesota ASE, LLC from Celsius Inc. Celsius Inc. has also agreed to continue to hold certain existing bank guarantees until maturity that were previously provided to certain of the Company's customers. The Company has provided an indemnification agreement to Celsius Inc. to secure Celsius Inc.'s interest in the above items.

On September 25, 2001, Minnesota ASE, LLC loaned the Company $2,600,000 in order to supplement bank financing. The maturity date was January 11, 2002 and the loan interest rate was equal to the bank's base rate plus .25%. The Company repaid $2,300,000 prior to December 31, 2001. The remaining $300,000 has been converted to a note bearing interest at 8% and does not have a stated due date.

During 2001 and 2000, the average borrowings on these lines of credit were $5,830,000 and $4,736,000, respectively, with weighted average interest rates during the year of 8.7% and 10.6%, respectively.

At December 31, 2000, the Company had borrowings of $6,975,755 on a $6,000,000 line of credit with a bank bearing interest at a variable rate (10.5% at December 31, 2000). As

                         Aero Systems Engineering, Inc.

5. NOTES PAYABLE (CONTINUED)

of December 31, 2000, the Company had fully utilized the available borrowings on this line of credit. Although the line of credit had a $6,000,000 limit, Celsius Inc. had allowed the Company to exceed this limit for short periods of time. The portion over $6,000,000 was assessed a higher interest rate.

Funds provided under this credit line were actually provided by Celsius Inc. and ultimately from Saab's treasury. A first security interest in all assets of the Company had been granted to Celsius AB, and a fee was paid through Celsius Inc.

6. INCOME TAXES

Through September 25, 2001, Aero Systems was included in the consolidated federal income tax return of Celsius Inc. The Company's income tax provision was calculated and presented on a separate return basis. Upon the closing of the acquisition of 51% of Aero Systems' stock by Minnesota ASE, LLC, Celsius Inc. will own less than 80% of Aero Systems and, accordingly, will no longer be able to include Aero Systems in its consolidated federal income tax return. In the third quarter, in conjunction with that transaction, the Company recorded income tax expense of $100,000 to reduce its income tax receivable from Celsius Inc. as a result of the termination of the tax sharing agreement. Also, as a part of the termination of the federal tax sharing agreement with Celsius Inc., the Company and Celsius Inc. agreed to prorate the total 2001 federal tax liability based on the relative time periods of ownership during 2001.

The components of income tax expense (benefit) for the years ended December 31 are:

                                                            2001             2000              1999
                                                     ------------------------------------------------------
   Current                                                 $152,000           $18,000          $10,000
   Deferred                                                      --           (12,000)              --
                                                     ------------------------------------------------------
                                                           $152,000           $ 6,000          $10,000
                                                     ======================================================

                         Aero Systems Engineering, Inc.

6. INCOME TAXES (CONTINUED)

Total income tax expense differs from taxes computed by applying the United States statutory federal income tax rate as follows:

                                                                    YEAR ENDED DECEMBER 31
                                                            2001             2000              1999
                                                     ------------------------------------------------------

   Income taxes at 34%                                      $144,000          $115,000        $(216,000)
   State taxes, net of federal benefit                         7,000             4,000            3,000
   Effect of net operating loss carryforward and
     valuation allowance                                    (101,000)         (118,000)         211,000
   Termination of tax sharing agreement                      100,000                --               --
   Other                                                       2,000             5,000           12,000
                                                     ------------------------------------------------------
                                                            $152,000          $  6,000        $  10,000
                                                     ======================================================

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                                   DECEMBER 31
                                                                             2001              2000
                                                                       ------------------------------------
   Deferred tax assets:
     Contract-related costs                                                 $   352,000      $   454,000
     Warranty costs                                                             148,000          148,000
     Vacation accrual                                                           180,000          171,000
     Inventory and receivable reserves                                          286,000          267,000
     Net operating loss carryforward                                             37,000        1,230,000
     Other                                                                           --           24,000
     Tax credit carryforwards                                                   108,000          103,000
                                                                       ------------------------------------
   Total deferred tax assets                                                  1,111,000        2,397,000

   Deferred tax liabilities:
     Tax over book depreciation                                                 448,000          570,000
     Other                                                                        5,000               --
                                                                       ------------------------------------
   Total deferred tax liabilities                                               453,000          570,000
                                                                       ------------------------------------
   Net deferred tax asset                                                       658,000        1,827,000
   Valuation allowance                                                         (658,000)      (1,827,000)
                                                                       ------------------------------------
   Net deferred taxes                                                       $        --      $        --
                                                                       ====================================

The net state tax operating loss carryforward of approximately $1,231,000 will expire beginning in the year 2008.

                         Aero Systems Engineering, Inc.

7. LEASE OBLIGATIONS

The Company has capitalized leases for facilities and equipment which expire through 2006. The capitalized cost at December 31, 2001 and 2000 was $986,577 and $857,844, less accumulated amortization of $666,162 and $562,680, respectively. One capitalized lease agreement, which relates to a warehouse facility in Saint Paul, Minnesota, contains several purchase options at various times during the lease period. The most favorable option occurs at the end of the lease period on July 2002 when the Company may purchase the facility for approximately $95,000.

The Company also has a number of operating lease agreements primarily involving manufacturing and warehouse space and office equipment, which expire on various dates through 2005. Total rental expense under operating leases for occupancy and equipment was approximately $160,000, $217,000, and $213,000 for 2001, 2000,
and 1999, respectively.

Following is a schedule of future minimum lease payments:

                                                                            CAPITAL         OPERATING
                                                                            LEASES            LEASES
                                                                       ------------------------------------
   Year ending December 31:
     2002                                                                    $161,639          $ 45,040
     2003                                                                      35,045            45,040
     2004                                                                      35,045            30,141
     2005                                                                      35,045            17,019
     2006                                                                      20,442                --
                                                                       ------------------------------------
   Total minimum lease payments                                               287,216          $137,240
                                                                                        ===================
   Less amount representing interest                                           31,909
                                                                       ------------------
   Present value                                                              255,307
   Less principal amount due currently                                        145,552
                                                                       ------------------
                                                                             $109,755
                                                                       ==================

Included in the $161,639 capital lease payment in 2002 is the $95,000 purchase option payment to the Port Authority of Saint Paul for the 181 East Florida Street facility.

                         Aero Systems Engineering, Inc.

8. CONTINGENCIES AND COMMITMENTS

Guarantees of approximately $5,061,600 were outstanding at December 31, 2001 to various customers as bid bonds or in exchange for down payments or warranty performance bonds.

9. RETIREMENT SAVINGS PLAN

The Company has a Retirement Savings Plan (the Plan) which qualifies under
Section 401(k) of the Internal Revenue Code and covers all employees. Members of the Plan who have completed at least 12 consecutive months of service, during which they have worked at least 1,000 hours, are eligible for the employer matching contribution. Contributions up to 6% of the employees' compensation are matched at a rate of 50% by the Company. Company contributions to the Plan for the years ended December 31, 2001, 2000, and 1999 were $260,000, $269,000, and
$246,000, respectively.

10. RELATED-PARTY TRANSACTIONS

On September 25, 2001, Minnesota ASE, LLC acquired 2,245,000 shares of common stock of Aero Systems Engineering, Inc. from Celsius Inc., a subsidiary of Saab AB, representing 51% of the outstanding shares. Celsius Inc. retained a 29% stock interest in the Company. See Note 5 for a description of related party financing arrangements.

Through September 25, 2001, Celsius Inc. and its affiliated companies and, after September 25, 2001, Minnesota ASE, LLC, provided certain administrative support services to the Company, and the Company is charged a fee for such services.

Such fees with affiliates are summarized as follows:

                                                                    YEAR ENDED DECEMBER 31
                                                            2001             2000              1999
                                                     ------------------------------------------------------

   Interest expense                                         $137,000          $150,000         $131,000
   Administrative charges                                     63,000            50,000           59,000

                         Aero Systems Engineering, Inc.

11. SEGMENT INFORMATION

The Company operates primarily in one business segment relating to engine and aerodynamic test facilities. The Company's operations are structured to achieve maximum overall corporate objectives. As a result, significant inter-dependencies and overlaps exist among the Company's operating units.

Revenues by geographic area are summarized as follows:

                                                          2001              2000              1999
                                                   --------------------------------------------------------
   United States                                         $12,956,374       $16,578,706       $18,194,016
   Foreign countries                                      14,226,209        14,067,408        12,867,066
                                                   --------------------------------------------------------
                                                         $27,182,583       $30,646,114       $31,061,082
                                                   ========================================================

The Company had three customers accounting for 36%, 19%, and 11% of revenues during the year ended December 31, 2001, three customers accounting for 28%, 23%, and 15% of revenues in the year ended December 31, 2000, and three customers accounting for 25%, 20%, and 11% of sales in the year ended December 31, 1999.

                         Aero Systems Engineering, Inc.

12. QUARTERLY RESULTS (UNAUDITED)

Summary data relating to the results of operations for each quarter of the years ended December 31, 2001 and 2000 are as follows:

                                                           THREE MONTHS ENDED
                                   MARCH 31           JUNE 30          SEPTEMBER 30        DECEMBER 31
                              -----------------------------------------------------------------------------
   2001
   Earned revenue                   $5,739,000         $6,093,000        $5,709,000          $9,642,000
   Gross profit                      1,343,000          1,646,000         1,684,000           2,094,000
   Net (loss) income                  (283,000)           (96,000)            7,000             643,000

   Net (loss) income per
     common share                    $(.06)            $(.02)              $.00                $.14

   2000
   Earned revenue                   $6,760,000         $8,078,000        $8,751,000          $7,057,000
   Gross profit                      1,393,000          1,832,000         1,734,000           1,887,000
   Net (loss) income                  (466,000)           251,000           340,000             206,000

   Net (loss) income per
     common share                    $(.11)             $.06               $.08                $.05

The increase in revenue and income during the fourth quarter of 2001 was due to the resumption of normal activities on the Singapore wind tunnel project after the receipt of the export license and to the fact that several other new projects achieved the 10% revenue and margin recognition threshold during the quarter.

Third quarter 2001 includes income tax expense of $100,000 related to termination of the tax allocation agreement. See Note 6.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10 through ITEM 13

Items 10 through 13 of this Annual Report on Form 10-K are omitted because the Company intends to file on or before April 26, 2002 a definitive proxy statement conforming to Schedule 14A involving the election of directors. Certain information set forth in such proxy statement is hereby incorporated by reference into this Annual Report on Form 10-K as Items 10, 11, 12, and 13 of
Part III.

PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K

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

(b)3.   Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended December 31, 2001, or from that date to the date of this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Aero Systems Engineering, Inc.
                                              (Registrant)

  March 5, 2002                           By    /s/ Charles Loux
-------------------------                    -----------------------------------
Date                                          Charles Loux, President and Chief
                                              Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

  March 5, 2002                                /s/ Charles Loux
-------------------------                    -----------------------------------
Date                                         Charles Loux, President and Chief
                                             Executive Officer, Director

  March 6, 2002                                 /s/ Richard A. Hoel
-------------------------                    -----------------------------------
Date                                         Richard A. Hoel, Chairman of the
                                             Board

  March 7, 2002                                 /s/ A. L. Maxson
-------------------------                    -----------------------------------
Date                                         A. L. Maxson, Director

  March 11, 2002                                /s/ Dr. Leon E. Ring
-------------------------                    -----------------------------------
Date                                         Dr. Leon Ring, Director

  March 5, 2002                                 /s/ James S. Kowalski
-------------------------                    -----------------------------------
Date                                         James S. Kowalski, Director

  March 7, 2002                                 /s/ Thomas L. Auth
-------------------------                    -----------------------------------
Date                                         Thomas L. Auth, Director

  March 5, 2002                                 /s/ Steven R. Hedberg
-------------------------                    -----------------------------------
Date                                         Steven R. Hedberg, Chief Financial
                                             Officer