Form 10-Q
period 2002-03-31
AERO SYSTEMS ENGINEERING INC
filed 2002-05-07
CIK 2589

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended March 31, 2002

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the transition period from                            to

        Commission file number 0-7390


                         Aero Systems Engineering, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Minnesota                                          41-0913117
   -------------------------------                          -------------------
   (State or other jurisdiction of                           (I.R.S  Employer
    incorporation or organization)                          Identification No.)

   358 East Fillmore Avenue,  St. Paul,  Minnesota                55107
   -----------------------------------------------             ----------
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


As of March 31, 2002, 4,401,625 shares of common stock, par value $.20 per share, were outstanding.

                         AERO SYSTEMS ENGINEERING, INC.


                                    Form 10-Q


                          Quarter Ended March 31, 2002

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                         AERO SYSTEMS ENGINEERING, INC.
                            CONDENSED BALANCE SHEETS


                                                                        March 31,                   December 31,
                            ASSETS                                         2002                         2001
                            ------                                  -----------------             ----------------
                                                                       (Unaudited)                     (Note)
                                                                          (000's omitted, except share data)

CURRENT ASSETS
Cash and cash equivalents                                               $      55                    $      97
Accounts Receivable, net                                                    8,625                        4,730
Costs and Estimated Earnings in
         Excess of Billings on Uncompleted
         Contracts                                                          4,944                        4,877
Inventories:
         Materials and Supplies                                               862                          966
         Projects in Process                                                  599                          255
Prepaid Expenses                                                              236                          318

                                                                        ----------                   ----------

         Total Current Assets                                              15,321                       11,243

PROPERTY, PLANT AND EQUIPMENT

Land                                                                          486                          486
Buildings                                                                   3,025                        3,025
Furniture, Fixtures, & Equipment                                            8,683                        8,648
Wind Tunnels & Instrumentation                                              3,132                        3,130
Building Improvements                                                       1,495                        1,489
                                                                        ----------                   ----------
                                                                           16,821                       16,778
Less Accumulated Depreciation                                              12,504                       12,165
                                                                        ----------                   ----------
Property, Plant, and Equipment, net                                         4,317                        4,613
                                                                        ----------                   ----------


Total Assets                                                            $  19,638                    $  15,856
                                                                        ==========                   ==========

                         AERO SYSTEMS ENGINEERING, INC.
                            CONDENSED BALANCE SHEETS
                                   (continued)


                                                                                  March 31,                 December 31,
                              LIABILITIES                                           2002                        2001
                              -----------                                     ----------------           -----------------
                                                                                 (Unaudited)                   (Note)
                                                                                   (000's omitted, except share data)
CURRENT LIABILITIES

Current Maturities of
          Capital Lease Obligations                                              $     137                   $     146
Notes Payable                                                                        1,875                       1,700
Notes Payable with related parties                                                     300                         300
Accounts Payable:
          Trade                                                                      2,071                       2,147
          Related parties                                                               45                          48
Billings in Excess of Costs and Estimated
          Earnings on Uncompleted Contracts                                          3,085                       1,691
Accrued Warranty and Losses                                                            525                         460
Accrued Salaries and Wages                                                           1,003                         866
Income Tax Payable                                                                     117                          48
Other Accrued Liabilities                                                            3,814                       1,969
                                                                                 ----------                  ----------
          Total Current Liabilities                                                 12,972                       9,375

OTHER LIABILITIES

Long-term debt with related parties                                                  1,500                       1,500
Capital Lease Obligations,
          Less Current Maturities                                                      102                         110
Commitments and Contingencies

STOCKHOLDERS' EQUITY

Common Stock - Authorized 10,000,000 Shares
          of $.20 Par Value; Issued 4,401,625 on
          March 31, 2002 and December 31, 2001.                                        880                         880

Additional Paid-in Capital                                                             900                         900
Retained Earnings                                                                    3,284                       3,091
                                                                                 ----------                  ----------
          Total Stockholders' Equity                                                 5,064                       4,871
                                                                                 ----------                  ----------
Total Liabilities and Stockholders' Equity                                       $  19,638                   $  15,856
                                                                                 ==========                  ==========

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                         AERO SYSTEMS ENGINEERING, INC.

                        CONDENSED STATEMENTS OF EARNINGS
                           (Unaudited, 000's omitted)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                             -----------------------------------------
                                                                                    2002                     2001
                                                                             ------------------       ----------------
Earned Revenue                                                                  $      8,927             $      5,739
Cost of Earned Revenue                                                                 7,116                    4,396
                                                                                -------------            -------------

              Gross Profit                                                             1,811                    1,343

Operating Expenses                                                                     1,424                    1,403
                                                                                -------------            -------------

              Operating Profit(Loss)                                                     387                      (60)

Other Income (Expense)
              Interest Expense                                                           (91)                    (227)
              Other                                                                       (3)                       4
                                                                                -------------            -------------
                                                                                         (94)                    (223)
                                                                                -------------            -------------

Income (Loss) Before Income Taxes                                                        293                     (283)

Income Tax Expense                                                                       100                        -
                                                                                -------------            -------------

              Net Income (Loss)                                                 $        193             $       (283)
                                                                                =============            =============

NET INCOME (LOSS) PER SHARE                                                     $       0.04             $      (0.06)
                                                                                =============            =============

Dividends per Share                                                                  None                     None

                         AERO SYSTEMS ENGINEERING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited, 000's omitted)


                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                 -------------------------------------
                                                                                      2002                    2001
                                                                                 --------------         --------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                                  $       193            $      (283)
Adjustment to reconcile net income (loss)
        to net cash provided (used) by operating activities:
           Depreciation                                                                    339                    342
           (Increase) Decrease in Assets:
               Accounts Receivable                                                      (3,895)                 2,118
               Cost and Estimated Earnings in Excess of
                  Billings on Uncompleted Contracts                                        (67)                (1,426)
               Inventories                                                                (240)                  (282)
               Prepaid Expenses                                                             82                     (8)
           Increase (Decrease) in Liabilities:
               Accounts Payable and Accrued Expenses                                     2,037                     16
               Billings in Excess of Costs and Estimated Earnings
                  on Uncompleted Contracts                                               1,394                    (95)
                                                                                   ------------           ------------
        Net Cash Provided (Used) by
           Operating Activities                                                           (157)                   382

CASH FLOW FROM INVESTING ACTIVITIES:
           Capital Expenditures                                                            (43)                  (116)
                                                                                   ------------           ------------
        Net Cash Used in Investing Activities                                              (43)                  (116)

CASH FLOW FROM FINANCING ACTIVITIES:
           Net Borrowings under Line of Credit Agreement                                   175                   (267)
           Principal Payments under Capital Lease Obligations                              (17)                   (21)
                                                                                   ------------           ------------
        Net Cash Provided (Used) by Financing Activities                                   158                   (288)

                                                                                   ------------           ------------
NET CHANGE IN CASH                                                                         (42)                   (22)

CASH AT BEGINNING OF YEAR                                                                   97                     48
                                                                                   ------------           ------------
CASH AT END OF QUARTER                                                             $        55            $        26
                                                                                   ============           ============

                         AERO SYSTEMS ENGINEERING, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Unaudited, 000's omitted)
                                 March 31, 2002


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

NOTE B - INCOME TAXES

         Income taxes are provided on an interim basis based upon management's estimate of the annual effective tax rate. The income tax rate in 2001 is not comparable to the current year rate due to the termination of the intercompany tax sharing agreement in September 2001.

NOTE C - CONTRACTS IN PROCESS

         Information with respect to contracts in process follows:

                                                                          March 31,              March 31,
                                                                            2002                    2001
                                                                       --------------          -------------

         Costs Incurred on Uncompleted Contracts                        $     41,594            $    45,719
         Estimated Earnings Thereon                                           14,535                 12,923
                                                                        -------------           ------------

         Total Earned Revenue on Uncompleted Contracts                        56,129                 58,642
         Less Billings Applicable thereto                                     54,270                 54,185
                                                                        -------------           ------------

                                                                        $      1,859            $     4,457
                                                                        =============           ============

         Included in Accompanying Balance Sheet
           Under Following Captions:
                 Costs and Estimated Earnings in Excess of
                    Billings on Uncompleted Contracts                   $      4,944            $     6,423
                 Billings in Excess of Costs and Estimated
                    Earnings on Uncompleted Contracts                          3,085                  1,966
                                                                        -------------           ------------

                                                                        $      1,859            $     4,457
                                                                        =============           ============

NOTE C - CONTINGENCIES AND COMMITMENTS

         Guarantees of approximately $5,148,340 were outstanding on March 31, 2002 to various customers as bid bonds or in exchange for down payments or warranty performance bonds.

                                     Page 8
                         AERO SYSTEMS ENGINEERING, INC.


Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

Financial Condition

First quarter 2002 (All dollar amounts are in thousands.)

Worldwide revenue for first quarter 2002 totaled $8,927, which was a 56% increase from $5,739 in first quarter of last year. Net income for first quarter was $193 as compared to the first quarter loss of $283 last year.

Backlog of orders as of March 31, 2002 was $30,826 as compared with $29,483 and $26,215 as of December 31, 2001 and March 31, 2001, respectively. This 18% increase from first quarter 2001 is mostly the result of the receipt of several orders during the last six months. The total orders received during the first quarter was $10.3 million.

The revenue increase was mostly attributable to the increase in the orders in process and the resumption of normal activities on the Singapore wind tunnel project since the receipt of the export license. The first quarter of last year experienced lower than normal levels on the Singapore project as the U.S. government approval of the export license application was still pending during the quarter. The improvement in net income in the first quarter 2002 as compared to the prior year was due to the increased level of orders during the last six months and due to lower interest expense resulting from both lower interest rates and lower debt levels.

Cost of earned revenue for first quarter of 2002, which includes manufacturing and engineering costs, was 80% of revenue as compared to 77% during the same period of last year. This increase is mostly the result of work shifting to slightly lower margin projects in the wind tunnel portion of the business during the first quarter 2002.

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

Selling, general and administrative expenses of $1,346 were 15% of revenues during first quarter 2002 as compared to $1,296 and 23% during the same period of last year. This increase of $50 is the result of additional marketing staff added since the first quarter 2001.

Research and development expenses were $78 during first quarter of 2002 as compared to $107 in the same period in 2001. This decrease of $29 or 27% is mostly related to the focus of certain resources in first quarter 2002 on project work rather than on R&D activities. During 2002, additional R & D will be incurred for continued enhancements to the ASE2000, aero-acoustic analysis and new product initiatives.

                                     Page 9
                         AERO SYSTEMS ENGINEERING, INC.



Interest expense of $91 was incurred during the first quarter 2002 as compared to $227 from the same period in the prior year. The average rate of interest on short-term borrowings was lower partially as a result of the interest rate reductions experienced during latter portion of 2001 and partially due to the new bank agreements. Also, the average amount of borrowings outstanding has decreased in the first quarter 2002 as compared to the first quarter of last year mostly due to ability to resume normal invoicing activities on the Singapore wind tunnel project after the receipt of the export license.

Income tax expense was $100 for the first quarter 2002 as compared to $0 for the first quarter of 2001. Income taxes are provided on an interim basis based upon management's estimate of the annual effective tax rate. The income tax rate in 2001 is not comparable to the current year rate due to the termination of the intercompany tax sharing agreement in September 2001. Through September 25, 2001, Aero Systems was included in the consolidated federal income tax return of Celsius Inc. The Company's income tax provision was calculated and presented on a separate return basis. As a result of the acquisition of 51% of Aero Systems' stock by Minnesota ASE, LLC, Celsius Inc. owns less than 80% of Aero Systems and, accordingly, is no longer able to include Aero Systems in its consolidated federal income tax return.

Capital expenditures during the first quarter 2002 were $43 as compared to $116 for the same period of last year. This decrease of $73 is the result of the timing of the major capital acquisitions during 2002. Additional capital expenditures will be used to acquire additional equipment for research and development projects, facility improvements and desktop upgrades. We expect the total capital expenditures in 2002 to be comparable to 2001.

Accounts receivable at the end of first quarter 2002 was $8,625 as compared with the year end balance of $4,730. This increase of $3,895 was due mainly to the timing of project billing milestones resulting in several large invoices outstanding at the end of the first quarter of 2002.

Costs and estimated earnings in excess of billings on uncompleted contracts at the end of first quarter 2002 was $4,944, which is an increase of $67 or 1% as compared with the year-end 2001 balance. The Company recognizes profit on long-term projects on the percentage of completion basis, which permits earned revenue to be recognized prior to the time that progress payments are billed. When this occurs, amounts are added to this asset account for the recognition of earned revenue prior to the billing of progress payments. The increase since year-end is due to the timing of billing milestones related to the contracts. Billings are a function of contract terms and do not necessarily relate to the percentage of completion of a project.

Notes payable balances totaled $2,175 as compared to the year-end 2001 balance of $2,000, which is an increase of $175 or 9%. This increase is primarily the result of timing of project expenditures as compared to invoicing milestones.

Accounts payable and accrued expenses at the end of first quarter 2002 increased $2,037 or 37% as compared to the year-end 2001 balance. This was primarily due to an increase in accrued job costs relating to ongoing projects.

Billings in excess of costs and estimated earnings on uncompleted contracts at the end of first quarter 2002 increased $1,394 to $3,085 compared to the year-end 2001 balance of $1,691. The increase since year-end is due to the timing of billing milestones related to contracts. Billings are a function of contract terms and do not necessarily relate to the percentage of completion of a project.

                                     Page 10
                         AERO SYSTEMS ENGINEERING, INC.



The Company operates on a global basis and, during an average year, generates approximately 50% of its revenues from international customers. This trend has continued for the last five years as foreign airlines and government agencies purchase products that ASE designs and produces. Most of the Company's contracts are denominated in U.S. dollars. However, a few of them are denominated in the customer's local currency. Therefore, the Company has entered into foreign exchange forward contracts having maturities within the next eighteen months. The face amounts represent U.S. dollar equivalents of a non-U.S. dollar denominated forward contract. The amounts at risk are not material, and the Company has the financial ability to generate cash flows to offset the expected gains or losses when the contracts mature.

The Company has consistently relied upon bank credit lines during recent years as a source of its working capital resources and liquidity. During the third quarter 2001, Celsius Inc. sold 51% of the total outstanding shares of common stock of ASE to Minnesota ASE, LLC. Related to this transaction, the Company has secured new bank financing agreements for operating funds and future letter of credit needs. These new agreements are asset based collateral agreements, with the funds available under these agreements determined by the available securable assets at any point in time, up to a maximum of $6,000 of operating funds, and $3,000 of letter of credit funds. Also related to the transaction, Celsius Inc. has agreed to continue to hold certain existing bank guarantees until maturity that were previously provided to a few of the Company's customers, and Celsius Inc. has provided a three year $1,500 loan to the Company at 8% per year, which is subordinated debt under the new bank agreement. The Company has provided an indemnification agreement to Celsius Inc. to secure Celsius Inc.'s interest in the above items. The average funds available and amounts outstanding on the operating line and letter of credit during the first quarter 2002 were $1,600 outstanding on $3,500 available and $1,400 outstanding on $3,000 available, respectively.

At the end of the first quarter 2002, the Company had notes payable balances of $2,175 current and $1,500 long term. The current notes payable balance of $2,175 consisted of $1,875 of borrowings under the new bank agreement, and $300 of interim loans provided by Minnesota ASE, LLC. The $300 note to Minnesota ASE, LLC is at 8% per year and does not have a stated maturity date. The Company believes that these bank lines of credit, along with cash flows from continuing operations, are adequate to support the Company's cash needs for the immediate future.

Highly competitive market conditions have minimized the margins on new contracts. Productivity improvements and cost reduction programs are continually being initiated to increase margins.

Looking ahead throughout the remainder of 2002, the amount of business in backlog and the number of proposals outstanding should provide a solid base for the remainder of the year.

                         AERO SYSTEMS ENGINEERING, INC.


PART II - OTHER INFORMATION


Item 6: Exhibits and Reports on Form 8-K

(a)     No exhibits are included in this filing.

(b) No Current Reports on Form 8-K were filed during the quarter ended March 31, 2002. During the period from March 31, 2002 to the date of filing of this quarterly report on Form 10-Q, one Form 8-K filing occurred on May 1, 2002 to file a press release announcing an exclusive services agreement with Honeywell.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date:   May 6, 2002
                                                 /s/ Charles Loux
                                      ------------------------------------------
                                         Charles H. Loux, President and CEO

                                              /s/ Steven R. Hedberg
                                      ------------------------------------------
                                      Steven R. Hedberg, Chief Financial Officer