Form 10-Q
period 2002-06-30
AERO SYSTEMS ENGINEERING INC
filed 2002-08-09
CIK 2589

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended June 30, 2002

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

         For the transition period from                     to

         Commission file number 0-7390

                         Aero Systems Engineering, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Minnesota                                                41-0913117
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S  Employer
 incorporation or organization)                              Identification No.)


358 East Fillmore Avenue,   St. Paul,    Minnesota                 55107
--------------------------------------------------              ----------
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

                                          Yes  X   No
                                              ---


As of June 30, 2002, 4,401,625 shares of common stock, par value $.20 per share, were outstanding.

                         AERO SYSTEMS ENGINEERING, INC.


                                    Form 10-Q


                           Quarter Ended June 30, 2002


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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         AERO SYSTEMS ENGINEERING, INC.
                            CONDENSED BALANCE SHEETS

                                                                   June 30,                    December 31,
                            ASSETS                                   2002                          2001
                            ------                             ------------------            ------------------
                                                                  (Unaudited)                     (Note)
                                                                     (000's omitted, except share data)
CURRENT ASSETS

Cash and cash equivalents                                      $           1,735             $              97
Accounts Receivable, net                                                   6,013                         4,730
Costs and Estimated Earnings in
         Excess of Billings on Uncompleted
         Contracts                                                         5,664                         4,877
Inventories:
         Materials and Supplies                                              925                           966
         Projects in Process                                                 336                           255
Prepaid Expenses                                                             135                           318

                                                               ------------------            ------------------

         Total Current Assets                                             14,808                        11,243

PROPERTY, PLANT AND EQUIPMENT

Land                                                                         486                           486
Buildings                                                                  3,025                         3,025
Furniture, Fixtures, & Equipment                                           8,771                         8,648
Wind Tunnels & Instrumentation                                             3,190                         3,130
Building Improvements                                                      1,495                         1,489
                                                               ------------------            ------------------
                                                                          16,967                        16,778
Less Accumulated Depreciation                                             12,867                        12,165
                                                               ------------------            ------------------
Property, Plant, and Equipment, net                                        4,100                         4,613
                                                               ------------------            ------------------


Total Assets                                                   $          18,908             $          15,856
                                                               ==================            ==================

                         AERO SYSTEMS ENGINEERING, INC.
                            CONDENSED BALANCE SHEETS
                                   (continued)


                                                                             June 30,                  December 31,
                              LIABILITIES                                      2002                        2001
                              -----------                                ------------------         -------------------
                                                                            (Unaudited)                   (Note)
                                                                              (000's omitted, except share data)
CURRENT LIABILITIES

Current Maturities of
           Capital Lease Obligations                                     $             127          $              146
Notes Payable                                                                            0                       1,700
Notes Payable with related parties                                                     300                         300
Accounts Payable:
           Trade                                                                     1,947                       2,147
           Related parties                                                              57                          48
Billings in Excess of Costs and Estimated
           Earnings on Uncompleted Contracts                                         3,155                       1,691
Accrued Warranty and Losses                                                            525                         460
Accrued Salaries and Wages                                                           1,070                         866
Income Tax Payable                                                                     201                          48
Other Accrued Liabilities                                                            4,343                       1,969
                                                                         ------------------         -------------------

           Total Current Liabilities                                                11,725                       9,375

OTHER LIABILITIES

Long-term debt with related parties                                                  1,500                       1,500
Capital Lease Obligations,
           Less Current Maturities                                                      94                         110
Commitments and Contingencies

STOCKHOLDERS' EQUITY

Common Stock - Authorized 10,000,000 Shares
           of $.20 Par Value; Issued 4,401,625 on
           June 30, 2002 and December 31, 2001.                                        880                         880

Additional  Paid-in Capital                                                            900                         900
Retained Earnings                                                                    3,809                       3,091
                                                                         ------------------         -------------------

           Total Stockholders' Equity                                                5,589                       4,871
                                                                         ------------------         -------------------

Total Liabilities and Stockholders' Equity                               $          18,908          $           15,856
                                                                         ==================         ===================

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                         AERO SYSTEMS ENGINEERING, INC.

                        CONDENSED STATEMENTS OF EARNINGS
                           (Unaudited, 000's omitted)


                                                           Three Months Ended                        Six Months Ended
                                                                 June 30                                  June 30
                                                     --------------------------------         --------------------------------
                                                         2002              2001                   2002              2001
                                                     --------------------------------         --------------------------------

Earned Revenue                                       $      10,973     $       6,093          $      19,900    $       11,832
Cost of Earned Revenue                                       8,520             4,447                 15,636             8,843
                                                     --------------    --------------         --------------    --------------

           Gross Profit                                      2,453             1,646                  4,264             2,989

Operating Expenses                                           1,579             1,536                  3,003             2,939
                                                     --------------    --------------         --------------    --------------

           Operating Profit                                    874               110                  1,261                50

Other Income (Expense)
           Interest Expense                                    (86)             (189)                  (177)             (416)
           Other                                                 7               (17)                     4               (13)
                                                     --------------    --------------         --------------    --------------
                                                               (79)             (206)                  (173)             (429)
                                                     --------------    --------------         --------------    --------------

Income (Loss) Before Income Taxes                              795               (96)                 1,088              (379)

Income Tax Expense                                             270                 -                    370                 -
                                                     --------------    --------------         --------------    --------------

           Net Income (Loss)                         $         525     $         (96)         $         718     $        (379)
                                                     ==============    ==============         ==============    ==============

NET INCOME (LOSS) PER SHARE                          $        0.12     $       (0.02)         $        0.16     $       (0.09)
                                                     ==============    ==============         ==============    ==============

Dividends per Share                                      None              None                   None              None



                         AERO SYSTEMS ENGINEERING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited, 000's omitted)

                                                                                           Six Months Ended
                                                                                                June 30,
                                                                                 -------------------------------------
                                                                                     2002                   2001
                                                                                 --------------         --------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                                $         718          $        (379)
Adjustment to reconcile net income (loss)
        to net cash provided (used) by operating activities:
           Depreciation                                                                    702                    684
           (Increase) Decrease in Assets:
               Accounts Receivable                                                      (1,283)                 2,986
               Cost and Estimated Earnings in Excess of
                  Billings on Uncompleted Contracts                                       (787)                (1,596)
               Inventories                                                                 (40)                  (192)
               Prepaid Expenses                                                            183                     (2)
           Increase (Decrease) in Liabilities:
               Accounts Payable and Accrued Expenses                                     2,605                   (495)
               Billings in Excess of Costs and Estimated Earnings
                  on Uncompleted Contracts                                               1,464                 (1,244)
                                                                                 --------------         --------------
        Net Cash Provided (Used) by
           Operating Activities                                                          3,562                   (238)

CASH FLOW FROM INVESTING ACTIVITIES:
           Capital Expenditures                                                           (189)                  (268)
                                                                                 --------------         --------------
        Net Cash Used in Investing Activities                                             (189)                  (268)

CASH FLOW FROM FINANCING ACTIVITIES:
           Net Borrowings under Line of Credit Agreement                                (1,700)                   511
           Principal Payments under Capital Lease Obligations                              (35)                   (28)
                                                                                 --------------         --------------
        Net Cash Provided (Used) by Financing Activities                                (1,735)                   483

                                                                                 --------------         --------------
NET CHANGE IN CASH                                                                       1,638                    (23)

CASH AT BEGINNING OF YEAR                                                                   97                     48
                                                                                 --------------         --------------
CASH AT END OF QUARTER                                                           $       1,735          $          25
                                                                                 ==============         ==============

                         AERO SYSTEMS ENGINEERING , INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Unaudited, 000's omitted)
                                 June 30, 2002

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ending June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

NOTE B - INCOME TAXES

         Income taxes are provided on an interim basis based upon management's estimate of the annual effective tax rate. The income tax rate in 2001 is not comparable to the current year rate due to the termination of the intercompany tax sharing agreement in September 2001 when Minnesota ASE acquired 51% of the Company's outstanding stock from Celsius Inc.

NOTE C - CONTRACTS IN PROCESS

         Information with respect to contracts in process follows:

                                                                               June 30,              June 30,
                                                                                 2002                  2001
                                                                            --------------        --------------

         Costs Incurred on Uncompleted Contracts                              $   49,313            $   49,355
         Estimated Earnings Thereon                                               17,244                14,625
                                                                              -----------           -----------

         Total Earned Revenue on Uncompleted Contracts                            66,557                63,980
         Less Billings Applicable thereto                                         64,048                58,204
                                                                              -----------           -----------

                                                                              $    2,509            $    5,776
                                                                              ===========           ===========

         Included in Accompanying Balance Sheet
           Under Following Captions:
                 Costs and Estimated Earnings in Excess of
                    Billings on Uncompleted Contracts                         $    5,664            $    6,593
                 Billings in Excess of Costs and Estimated
                    Earnings on Uncompleted Contracts                              3,155                   817
                                                                              -----------           -----------

                                                                              $    2,509            $    5,776
                                                                              ===========           ===========

NOTE C - CONTINGENCIES AND COMMITMENTS

         Guarantees of approximately $5,055,730 were outstanding on June 30, 2002 to various customers as bid bonds or in exchange for down payments or warranty performance bonds.

                                     Page 8
                         AERO SYSTEMS ENGINEERING, INC.


Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

In addition to historical information, this Quarterly Report contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause a difference include, but are not limited to, general economic conditions, the condition of the aerospace industry, signing of future contracts, competitive factors and other risks detailed from time to time in the Company's reports to the SEC, including the report on Form 10-K for the year end December 31, 2001. Actual results may vary materially from those anticipated.

Results of Operations

Second quarter 2002 (All dollar amounts are in thousands.)

Worldwide revenue for second quarter 2002 totaled $10,973 which was a 80% increase from $6,093 in second quarter of last year. Net income for second quarter was $525 as compared to the second quarter loss of $96 last year.

Backlog of orders as of June 30, 2002 was $26,201 as compared with $29,483 and $27,303 as of December 31, 2001 and June 30, 2001, respectively. This 4% decrease from second quarter 2001 is mostly the result of the conversion of backlog to revenue on the large Singapore wind tunnel project. The total orders received during the second quarter were $6,300.

The strong revenue increase experienced by the Company was mostly attributable to the increase in orders in process, resumption of normal activities on the Singapore wind tunnel project since receipt of the export license in early September 2001 and success in new initiatives in new markets. The improvement in net income in the second quarter was mostly due to increased revenues. Also, interest expense was reduced as a result of lower interest rates and lower debt levels.

Cost of earned revenue for second quarter of 2002, which includes manufacturing and engineering costs, was 78% of revenue as compared to 73% during the same period of last year. This increase is mostly the result of work shifting to slightly lower margin projects in the wind tunnel portion of the business during the second quarter 2002.

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

Selling, general and administrative expenses of $1,474 were 13% of revenues during second quarter 2002 as compared to $1,399 and 23% during the same period of last year. The increase of $75 is mostly related to higher corporate legal fees.

                                     Page 9
                         AERO SYSTEMS ENGINEERING, INC.


Research and development expenses were $105 during second quarter of 2002 as compared to $137 in the same period in 2001. This decrease of $32 or 23% is mostly related to the focus of certain resources in second quarter 2002 on project work rather than on R&D activities. During the remainder of 2002, additional R & D will be incurred for continued enhancements to the ASE2000, aero-acoustic analysis and new product initiatives.

Interest expense of $86 was incurred during the second quarter 2002 as compared to $189 from the same period in the prior year. The average rate of interest on short-term borrowings was lower partially as a result of the interest rate reductions experienced during latter portion of 2001 and partially due to the new bank agreements. Also, the average amount of borrowings outstanding has decreased in the second quarter 2002 as compared to the second quarter of last year mostly due to the Company's ability to resume normal invoicing activities on the Singapore wind tunnel project after the receipt of the export license.

Income tax expense was $270 for the second quarter 2002 as compared to $0 for the second quarter of 2001. Income taxes are provided on an interim basis based upon management's estimate of the annual effective tax rate. The income tax rate in 2001 is not comparable to the current year rate due to the termination of the intercompany tax sharing agreement in September 2001. Through September 25, 2001, Aero Systems was included in the consolidated federal income tax return of Celsius Inc., which owned 80% of the Company's outstanding stock. The Company's income tax provision was calculated and presented on a separate return basis.
As a result of the acquisition of 51% of Aero Systems's stock by Minnesota ASE, LLC, Celsius Inc. now owns less than 80% of Aero Systems and, accordingly, is no longer able to include Aero Systems in its consolidated federal income tax return.

Financial Condition

Accounts receivable at the end of second quarter 2002 was $6,013 as compared with the year end balance of $4,730. This increase of $1,283 was due mainly to the timing of project billing milestones resulting in several large invoices outstanding at the end of the second quarter of 2002.

Costs and estimated earnings in excess of billings on uncompleted contracts at the end of second quarter 2002 was $5,664, which is an increase of $787 or 16% as compared with the year-end 2001 balance. The Company recognizes profit on long-term projects on the percentage of completion basis, which permits earned revenue to be recognized prior to the time that progress payments are billed. When this occurs, amounts are added to this asset account for the recognition of earned revenue prior to the billing of progress payments. The increase since year-end is due to the timing of billing milestones related to the contracts. Billings are a function of contract terms and do not necessarily relate to the percentage of completion of a project.

Notes payable balances totaled $300 as compared to the year-end 2001 balance of $2,000, which is a decrease of $1,700 or 85%. This decrease is primarily the result of the timing of project expenditures as compared to invoicing milestones resulting in the repayment of the bank line of credit down to $0 and $1,735 of cash on hand at the end of the second quarter.

Accounts payable and accrued expenses totaling $8,143 at the end of second quarter 2002 increased $2,605 or 47% as compared to the year-end 2001 balance. This was primarily due to an increase in accrued job costs relating to ongoing projects.

Billings in excess of costs and estimated earnings on uncompleted contracts at the end of second quarter 2002 increased $1,464 to $3,155 compared to the year-end 2001 balance of $1,691. The increase since year-end is due to the timing of billing milestones related to contracts. Billings are a function of contract terms and do not necessarily relate to the percentage of completion of a project.

                                     Page 10
                         AERO SYSTEMS ENGINEERING, INC.


Liquidity and Capital Resources

The Company has consistently relied upon bank credit lines during recent years as a source of its working capital resources and liquidity. During the third quarter 2001, Celsius Inc. sold 51% of the total outstanding shares of common stock of ASE to Minnesota ASE, LLC. Related to this transaction, the Company has secured new bank financing agreements for operating funds and future letter of credit needs. These new agreements are asset based collateral agreements, with the funds available under these agreements determined by the available securable assets at any point in time, up to a maximum of $6,000 of operating funds, and $3,000 of letter of credit funds. Also related to the transaction, Celsius Inc. has agreed to continue to hold certain existing bank guarantees until maturity that were previously provided to a few of the Company's customers, and Celsius Inc. has provided a three year $1,500 loan to the Company at 8% per year, which is subordinated debt under the new bank agreement. The Company has provided an indemnification agreement to Celsius Inc. to secure Celsius Inc.'s interest in the above items. The average funds available and amounts outstanding on the operating line and letter of credit during the second quarter 2002 were $281 outstanding on $2,897 available and $2,480 outstanding on $3,000 available, respectively.

At the end of the second quarter 2002, the Company had notes payable balances of $300 current and $1,500 long term. The current notes payable balance of $300 consisted of $300 of interim loans provided by Minnesota ASE, LLC. The $300 note to Minnesota ASE, LLC is at 8% per year and does not have a stated maturity date. The Company believes that these bank lines of credit, along with cash flows from continuing operations, are adequate to support the Company's cash needs for the immediate future.

Capital expenditures during the second quarter 2002 were $146 as compared to $152 for the same period of last year. Additional capital expenditures will be used to acquire additional equipment for research and development projects, facility improvements and desktop upgrades. We expect the total capital expenditures for the year ending December 31, 2002 to approximate the year ended December 31, 2001.

Market Risk

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

Forward-Looking Information

Highly competitive market conditions have minimized the margins on new contracts. Productivity improvements and cost reduction programs are continually being initiated to increase margins.

Looking ahead throughout the remainder of 2002, the amount of business in backlog and the number of proposals outstanding should continue to provide a solid base for the remainder of the year.

                         AERO SYSTEMS ENGINEERING, INC.



PART II - OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders

     (a)  The Company held its annual meeting on May 29, 2002.

     (b) The Company solicited proxies for the annual meeting pursuant to Regulation 14 under the Securities Exchange Act of 1934. The only items on the agenda were to fix the number of directors and to elect the directors. There was no solicitation in opposition to management's nominees as listed in the Company's Proxy Statement prepared for the meeting, and all such nominees were elected.

     The first agenda item was to fix the number of directors at seven. The votes cast for, against and withheld (if any) with respect to this agenda item, and the number of broker non-votes, were as follows:

                                                Number of Votes
                                     --------------------------------------           Number of
        Agenda Item 1                    For        Against     Withheld           Broker Non-Votes
        -------------                    ---        -------     --------           ----------------
        Fix the number of
        Directors at seven              4,114,951    2,127             0                 0

     The second agenda item was to elect the Directors. The nominees consisted of all directors serving as such at the time of the annual meeting, and all such nominees were re-elected as directors. The directors elected consisted of Richard A. Hoel, Charles H. Loux, A. L. Maxson, Dr. Leon E. Ring, James
     S. Kowalski, Thomas L. Auth and Mark D. Pugliese. The votes cast for, against and withheld (if any) with respect to each director, and the number of broker non-votes with respect to each such director, were as follows:

                                                Number of Votes
                                     --------------------------------------           Number of
        Name of Director                 For        Against     Withheld           Broker Non-Votes
        ----------------                 ---        -------     --------           ----------------
        Richard A. Hoel               4,116,733        0               345                 0
        Charles H. Loux               4,115,641        0              1437                 0
        A. L. Maxson                  4,116,733        0               345                 0
        Dr. Leon E. Ring              4,116,043        0              1035                 0
        James S. Kowalski             4,116,733        0               345                 0
        Thomas L. Auth                4,116,733        0               345                 0
        Mark D. Pugliese              4,116,733        0               345                 0

                         AERO SYSTEMS ENGINEERING, INC.


Item 6:  Exhibits and Reports on Form 8-K

     (a) Exhibits 99.1 (Certification of Chief Financial Officer) and 99.2 (Certification of Chief Executive Officer).

     (b) One Form 8-K filing occurred on May 1, 2002 to file a press release announcing an exclusive services agreement with Honeywell.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date:     August 8, 2002              /s/ Charles Loux
                                      ------------------------------------------
                                      Charles H. Loux, President and CEO

                                      /s/ Steven R. Hedberg
                                      ------------------------------------------
                                      Steven R. Hedberg, Chief Financial Officer