Form 10-Q
period 2002-09-30
AERO SYSTEMS ENGINEERING INC
filed 2002-11-01
CIK 2589

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended September 30, 2002

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

                                    Yes X  No
                                       ---


          As of September 30, 2002, 4,401,625 shares of common stock, par value $.20 per share, were outstanding.

                         AERO SYSTEMS ENGINEERING, INC.


                                    Form 10-Q


                        Quarter Ended September 30, 2002

                                                                                       Page
PART I - FINANCIAL INFORMATION


         Item 1            Financial Statements                                          3

         Item 2            Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                 8

         Item 4            Controls and Procedures                                      11







PART II - OTHER INFORMATION

         Item 6            Exhibits and Reports on Form 8-K                             12

         Signatures                                                                     12

         Certifications                                                                 13



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         AERO SYSTEMS ENGINEERING, INC.
                            CONDENSED BALANCE SHEETS

                                                                 September 30,                 December 31,
                            ASSETS                                    2002                         2001
                            ------                            -------------------           ------------------
                                                                  (Unaudited)                     (Note)
                                                                     (000's omitted, except share data)
CURRENT ASSETS

Cash and Cash Equivalents                                    $              1,975          $                97
Accounts Receivable, net                                                    4,335                        4,730
Costs and Estimated Earnings in
         Excess of Billings on Uncompleted
         Contracts                                                          6,523                        4,877
Inventories:
         Materials and Supplies                                               831                          966
         Projects in Process                                                  425                          255
Prepaid Expenses                                                              272                          318
                                                               -------------------           ------------------

         Total Current Assets                                              14,361                       11,243

PROPERTY, PLANT AND EQUIPMENT

Land                                                                          486                          486
Buildings                                                                   3,025                        3,025
Furniture, Fixtures, & Equipment                                            8,867                        8,648
Wind Tunnels & Instrumentation                                              3,190                        3,130
Building Improvements                                                       1,550                        1,489
                                                               -------------------           ------------------
                                                                           17,118                       16,778
Less Accumulated Depreciation                                              13,124                       12,165
                                                               -------------------           ------------------
Property, Plant, and Equipment, net                                         3,994                        4,613


Total Assets                                                 $             18,355          $            15,856
                                                               ===================           ==================

                         AERO SYSTEMS ENGINEERING, INC.
                            CONDENSED BALANCE SHEETS
                                   (continued)

                                                                           September 30,               December 31,
                              LIABILITIES                                      2002                        2001
                              -----------                                ------------------         -------------------
                                                                            (Unaudited)                   (Note)
                                                                              (000's omitted, except share data)
CURRENT LIABILITIES

Current Maturities of
          Capital Lease Obligations                                    $               124        $                146
Notes Payable                                                                                                    1,700
                                                                                         -
Notes Payable with related parties                                                     500                         300
Accounts Payable:
          Trade                                                                      1,996                       2,147
          Related parties                                                               54                          48
Billings in Excess of Costs and Estimated
          Earnings on Uncompleted Contracts                                          1,862                       1,691
Accrued Warranty and Losses                                                            525                         460
Accrued Salaries and Wages                                                           1,125                         866
Income Tax Payable                                                                     100                          48
Other Accrued Liabilities                                                            4,486                       1,969
                                                                         ------------------         -------------------

          Total Current Liabilities                                                 10,772                       9,375

OTHER LIABILITIES

Long-term debt with related parties                                                  1,500                       1,500
Capital Lease Obligations,
          Less Current Maturities                                                       86                         110
Commitments and Contingencies

STOCKHOLDERS' EQUITY

Common Stock - Authorized 10,000,000 Shares
          of $.20 Par Value; Issued 4,401,625 on
          September 30, 2002 and December 31, 2001.                                    880                         880

Additional  Paid-in Capital                                                            900                         900
Retained Earnings                                                                    4,217                       3,091
                                                                         ------------------         -------------------

          Total Stockholders' Equity                                                 5,997                       4,871
                                                                         ------------------         -------------------

Total Liabilities and Stockholders' Equity                             $            18,355        $             15,856
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

                         AERO SYSTEMS ENGINEERING, INC.
                        CONDENSED STATEMENTS OF EARNINGS
                           (Unaudited, 000's omitted)

                                                           Three Months Ended                        Nine Months Ended
                                                               September 30,                            September 30,
                                                   ---------------------------------        ----------------------------------
                                                         2002               2001                   2002              2001
                                                   ---------------------------------        ----------------------------------
Earned Revenue                                     $         9,442  $          5,709        $        29,342  $         17,541
Cost of Earned Revenue                                       7,411             4,025                 23,047            12,868
                                                   ---------------  ----------------        ---------------  ----------------
           Gross Profit                                      2,031             1,684                  6,295             4,673

Operating Expenses                                           1,383             1,372                  4,386             4,311
                                                   ---------------  ----------------        ---------------  ----------------
           Operating Profit                                    648               312                  1,909               362

Other Income (Expense)
           Interest Expense                                    (71)             (180)                  (248)             (596)
           Interest Income                                      21                 -                     24                 4
           Other                                                20               (25)                    21               (42)
                                                   ---------------  ----------------        ---------------  ----------------
                                                               (30)             (205)                  (203)             (634)
                                                   ---------------  ----------------        ---------------  ----------------
Income (Loss) Before Income Taxes                              618               107                  1,706              (272)

Income Tax Expense                                             210               100                    580               100
                                                   ---------------  ----------------        ---------------  ----------------
           Net Income (Loss)                       $           408   $             7        $         1,126   $          (372)
                                                   ===============   ===============        ===============   ===============

NET INCOME (LOSS) PER SHARE                        $          0.09   $          0.00        $          0.26   $         (0.08)
                                                   ===============   ===============        ===============   ===============
Dividends per Share                                           None              None                   None              None


                         AERO SYSTEMS ENGINEERING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited, 000's omitted)

                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                 --------------------------------------
                                                                                     2002                   2001
                                                                                 --------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                              $         1,126       $            (372)
Adjustment to reconcile net income (loss)
        to net cash provided (used) by operating activities:
           Depreciation                                                                    959                     866
           Other Non-Cash Charges                                                            -                     100
           (Increase) Decrease in Assets:
               Accounts Receivable                                                         395                  (1,123)
               Cost and Estimated Earnings in Excess of
                Billings on Uncompleted Contracts                                       (1,646)                    929
               Inventories                                                                 (35)                    (79)
               Prepaid Expenses                                                             46                    (147)
           Increase (Decrease) in Liabilities:
               Accounts Payable and Accrued Expenses                                     2,748                    (250)
               Billings in Excess of Costs and Estimated Earnings
                on Uncompleted Contracts                                                   171                     272
                                                                                 --------------        ----------------
        Net Cash Provided by
           Operating Activities                                                          3,764                     196

CASH FLOW FROM INVESTING ACTIVITIES:
           Capital Expenditures                                                           (340)                   (290)
                                                                                 --------------        ----------------
        Net Cash Used in Investing Activities                                             (340)                   (290)

CASH FLOW FROM FINANCING ACTIVITIES:
           Net Borrowings under Line of Credit Agreement                                (1,700)                 (1,376)
           Principal Payments under Capital Lease Obligations                              (46)                    (41)
           Borrowings From Related Parties                                                 200                   1,500
                                                                                 --------------        ----------------
        Net Cash Provided (Used) by Financing Activities                                (1,546)                     83

                                                                                 --------------        ----------------
NET CHANGE IN CASH                                                                       1,878                     (11)

CASH AT BEGINNING OF YEAR                                                                   97                      48
                                                                                 --------------        ----------------
CASH AT END OF QUARTER                                                         $         1,975       $              37
                                                                                 ==============        ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
           Non-Cash Investing and Financing Activities
               Purchase of Equipment under Capital Leases                                    -                     146



                         AERO SYSTEMS ENGINEERING, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Unaudited, 000's omitted)
                               September 30, 2001

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ending September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

NOTE B - INCOME TAXES

Income taxes are provided on an interim basis based upon management's estimate of the annual effective tax rate. The income tax rate in 2001 is not comparable to the current year rate due to the termination of the intercompany tax sharing agreement in September 2001 when Minnesota ASE acquired 51% of the Company's outstanding stock from Celsius Inc.


NOTE C - CONTRACTS IN PROCESS

Information with respect to contracts in process follows:

                                                                              September 30,                  September 30,
                                                                                  2002                            2001
                                                                            ------------------             -------------------
         Costs Incurred on Uncompleted Contracts                       $               55,862          $               52,616
         Estimated Earnings Thereon                                                    19,209                          15,997
                                                                            ------------------             -------------------

         Total Earned Revenue on Uncompleted Contracts                                 75,071                          68,613
         Less Billings Applicable Thereto                                              70,410                          66,878
                                                                            ------------------             -------------------

                                                                       $                4,661          $                1,735
                                                                            ==================             ===================

         Included in Accompanying Balance Sheet
         Under Following Captions:
                 Costs and Estimated Earnings in Excess of
                  Billings on Uncompleted Contracts                    $                6,523          $                4,068
                 Billings in Excess of Costs and Estimated
                  Earnings on Uncompleted Contracts                                     1,862                           2,333
                                                                            ------------------             -------------------

                                                                       $                4,661          $                1,735
                                                                            ==================             ===================


NOTE D - CONTINGENCIES AND COMMITMENT

Guarantees of approximately $4,793,853 were outstanding on September 30, 2002 to various customers as bid bonds or in exchange for down payments or warranty performance bonds.

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

Results of Operations

 Third quarter 2002 (All dollar amounts are in thousands.)

Worldwide revenue for the third quarter 2002 totaled $9,442, which was a 65% increase from $5,709 in revenue for the third quarter of last year. Income before taxes for the third quarter was $618 as compared to third quarter income before taxes of $107 last year.

Backlog of orders as of September 30, 2002 was $27,424 as compared with $29,483 and $29,722 as of December 31, 2001 and September 30, 2001, respectively. The change from December 31, 2001 represents a 7% decrease. The year to date orders through September are $27.3 million.

The strong revenue increase experienced by the Company for the third quarter when compared to the third quarter last year was mostly attributable to the increase in orders in process, resumption of normal activities on the Singapore wind tunnel project since receipt of the export license in early September 2001 and success in new initiatives, such as a new contract in the industrial engine market. The improvement in net income in the third quarter was mostly due to increased revenues. Also, interest expense was reduced as a result of lower interest rates and lower debt levels.

Cost of earned revenue for third quarter of 2002, which includes manufacturing and engineering costs, was 78% as compared to 71% during the same period of last year. This increase is mostly the result of work shifting to slightly lower margin projects in the wind tunnel portion of the business during the third quarter 2002. The total Company gross margin percentage for the third quarter 2002 was similar to what was experienced during the first half of the year.

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

                         AERO SYSTEMS ENGINEERING, INC.

Selling, general and administrative expenses of $1,303 were 14% of revenues during the third quarter of 2002 as compared to $1,302 and 23% during the same period of last year. The reduction in the percentage of revenues is a result of the higher revenue amount in the third quarter of 2002.

Research and development expenses were $80 during the third quarter of 2002 as compared to $70 in the same period in 2001. This increase of $10 or 14% is mostly related to an increased focus on certain on-going R&D projects. During the remainder of 2002, R & D expenditures will be incurred for continued enhancements to the ASE2000, aero-acoustic analysis and new product initiatives.

Interest expense of $71 was incurred during the third quarter of 2002 as compared to $180 for the same period in the prior year. The average rate of interest on short-term borrowings was lower partially as a result of the interest rate reductions experienced during the latter portion of 2001 and partially due to the new bank agreements entered into during the third quarter last year. Also, the average amount of borrowings outstanding has decreased in the third quarter 2002 as compared to the third quarter of last year mostly due to the Company's ability to resume normal invoicing activities on the Singapore wind tunnel project after the receipt of the export license.

Income tax expense was $210 for the third quarter 2002 as compared to $100 for the third quarter of 2001. Income taxes are provided on an interim basis based upon management's estimate of the annual effective tax rate. The income tax rate in 2001 is not comparable to the current year rate due to the termination of the intercompany tax sharing agreement in September 2001. Through September 25, 2001, Aero Systems was included in the consolidated federal income tax return of Celsius Inc. The Company's income tax provision was calculated and presented on a separate return basis. As a result of the acquisition of 51% of Aero Systems' stock by Minnesota ASE, LLC, Celsius Inc. owns less than 80% of Aero Systems and, accordingly, is no longer able to include Aero Systems in its consolidated federal income tax return.

Financial Condition

Accounts receivable at the end of the third quarter 2002 were $4,335 as compared with the year-end 2001 balance of $4,730. This decrease of $395 was due mainly to invoice timing on several large contracts.

Costs and estimated earnings in excess of billings on uncompleted contracts at the end of third quarter 2002 was $6,523, which is an increase of $1,646 or 34% as compared with the year-end 2001 balance. The Company recognizes profit on long-term projects on the percentage of completion basis, which permits earned revenue to be recognized prior to the time that progress payments are billed. When this occurs, amounts are added to this asset account for the recognition of earned revenue prior to the billing of progress payments. The increase since year-end is due to the timing of billing milestones related to the contracts. Billings are a function of contract terms and do not necessarily relate to the percentage of completion of a project.

Notes payable balances totaled $500 as compared to the year-end 2001 balance of $2,000, which is a decrease of $1500 or 75%. This decrease is primarily the result of the timing of project expenditures as compared to invoicing milestones. For the nine months of 2002, cash flows from operations were $3,764 which enabled the Company to repay all borrowings under its line of credit, which was $1,700 at year-end 2001 and increase its cash position to $1,975 as of September 30, 2002.

Accounts payable and accrued expenses totaling $8,286 at the end of third quarter 2002 increased $2,748 or 50% as compared to the year-end 2001 balance. This was primarily due to an increase in accrued job costs relating to ongoing projects.

                         AERO SYSTEMS ENGINEERING, INC.

Billings in excess of costs and estimated earnings on uncompleted contracts at the end of the third quarter 2002 increased $171 to $1,862 compared to the year-end 2001 balance of $1,691. The increase since year-end is due to the timing of billing milestones related to contracts. Billings are a function of contract terms and do not necessarily relate to the percentage of completion of a project.

Liquidity and Capital Resources

The Company has consistently relied upon bank credit lines during recent years as a source of its working capital resources and liquidity. During the third quarter 2001, Celsius Inc. sold 51% of the total outstanding shares of common stock of ASE to Minnesota ASE, LLC. Related to this transaction, the Company has secured new bank financing agreements for operating funds and future letter of credit needs. These new agreements are asset based collateral agreements, with the funds available under these agreements determined by the available securable assets at any point in time, up to a maximum of $6,000 of operating funds, and $3,000 of letter of credit funds. Also related to the transaction, Celsius Inc. has agreed to continue to hold certain existing bank guarantees until maturity that were previously provided to a few of the Company's customers, and Celsius Inc. has provided a three year $1,500 loan to the Company at 8% per year, which is subordinated debt under the new bank agreement. The Company has provided an indemnification agreement to Celsius Inc. to secure Celsius Inc.'s interest in the above items. The average funds available and amounts outstanding on the operating line and letter of credit during the third quarter 2002 were $0 outstanding on $2,240 available and $2,612 outstanding on $3,000 available, respectively.

At the end of the third quarter 2002, the Company had notes payable balances of $500 current and $1,500 long term. This is an increase of $200 from the balance at the end of the 2001, which is a result of Minnesota ASE transferring additional funds to the Company during the third quarter 2002. The current notes payable balance of $500 consisted of $500 of interim loans provided by Minnesota ASE, LLC. The $500 note to Minnesota ASE, LLC is at 8% per year and is a demand note. The Company believes that these bank lines of credit, along with cash flows from continuing operations, are adequate to support the Company's cash needs for the immediate future.

Capital expenditures for year to date third quarter 2002 were $340 as compared to $436 for the same period of last year, which included capital leases totaling $146. Additional capital expenditures will be used to acquire additional equipment for research and development projects, facility improvements and desktop upgrades. We expect the total capital expenditures for the year ending December 31, 2002 to approximate the year ended December 31, 2001.

Market Risk

The Company operates on a global basis and, during an average year, generates approximately 50% of its revenues from international customers. This trend has continued for the last five years as foreign airlines and government agencies purchase products that ASE designs and produces. Most of the Company's contracts are denominated in U.S. dollars. However, certain contracts are denominated in the customer's local currency. Therefore, the Company has entered into foreign exchange forward contracts having maturities within the next eighteen months. The face amounts represent U.S. dollar equivalents of a non-U.S. dollar denominated forward contract. The amounts at risk are not material, and the Company has the financial ability to generate cash flows to offset the expected gains or losses when the contracts mature. The Company is also subject to interest rate risk. The Company has not hedged its exposure to interest rate fluctuations; however, a 10% increase or decrease in interest rates would not have a material effect on the Company's results of operations, fair values, or cash flows.

                         AERO SYSTEMS ENGINEERING, INC.

Forward-Looking Information

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



Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (Exchange Act). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before filing this quarterly report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

Changes in Internal Controls

We maintain a system of internal accounting controls that are designed to provide reasonable assurances that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the quarter ended September 30, 2002, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

                         AERO SYSTEMS ENGINEERING, INC.


PART II - OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K

(a) Exhibits 99.1 (Certification of Chief Financial Officer) and 99.2 (Certification of Chief Executive Officer).

(b) No Current Reports on Form 8-K were filed during the quarter ended September 30, 2002. On October 17, 2002, the registrant filed a Form 8-K report to announce an agreement with Goldsmith Agio Helms to assist the Company in exploring strategic alternatives.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:  October 31, 2002

                         Aero Systems Engineering, Inc.



                         By:  /s/ Charles Loux
                         -------------------------------------------------------
                             Charles Loux, President and CEO



                         By: /s/ Steven R. Hedberg
                         -------------------------------------------------------
                             Steven R. Hedberg, CFO, Secretary and Treasurer

                                 CERTIFICATIONS


I, Charles H. Loux, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Aero Systems Engineering, Inc;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 31, 2002
                            Aero Systems Engineering, Inc.



                            By: /s/ Charles Loux
                            ---------------------------------------------------
                                Charles Loux, President and CEO

                                 CERTIFICATIONS


I, Steven R. Hedberg, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Aero Systems Engineering, Inc;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 31, 2002
                               Aero Systems Engineering, Inc.



                             By: /s/ Steven R. Hedberg
                                ------------------------------------------------
                                 Steven R. Hedberg, CFO, Secretary and Treasurer