Form 10-K
period 2002-12-31
AERO SYSTEMS ENGINEERING INC
filed 2003-03-13
CIK 2589

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002       Commission file number 0-7390

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

                                    Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act).

                                 Yes | | No |X|

The aggregate market value of the voting stock and non-voting held by nonaffiliates of the registrant as of January 31, 2003 was approximately $3,396,639 based upon the average of the closing bid and asked prices of the stock on such date.

The number of common shares outstanding as of January 31, 2003 was 4,401,625.

                                TABLE OF CONTENTS

                                                                                          Page
DOCUMENTS INCORPORATED BY REFERENCE.................................................         3

CROSS-REFERENCE SHEET BETWEEN ITEMS IN PART III
OF FORM 10-K AND PROXY STATEMENT PURSUANT TO
GENERAL INSTRUCTION G...............................................................         4

PART I

Item 1.   Business..................................................................         5

Item 2.   Properties................................................................        10

Item 3.   Legal Proceedings.........................................................        11

Item 4.   Submission of Matters to a Vote of Security Holders.......................        11

PART II

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.......................................................        11

Item 6.   Selected Financial Data...................................................        12

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................................        12

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk................        17

Item 8.   Financial Statements and Supplementary Data...............................        18

Item 9.   Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure......................................................        37

PART III

Item 10.  through Item 13. See Documents Incorporated by Reference..................        37

Item 14.  Controls and Procedures...................................................        37

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........        37

Signatures..........................................................................        39

Certifications......................................................................        41

Exhibit 99.1........................................................................        45

Exhibit 99.2........................................................................        46

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the Form 10-K:

                                                              PARTS OF FORM 10-K INTO
                                                               WHICH INCORPORATED BY
                          DOCUMENT                                   REFERENCE
----------------------------------------------------------   --------------------------
  Proxy Statement to be filed on or before April 25, 2003
    for the annual meeting of shareholders on May 28, 2003   III (Parts 10 through 13)

CROSS-REFERENCE SHEET BETWEEN ITEMS IN PART III OF FORM 10-K
AND PROXY STATEMENT PURSUANT TO GENERAL INSTRUCTION G

                                                                SUBJECT HEADINGS IN
                          DOCUMENT                                PROXY STATEMENT
-----------------------------------------------------------   -----------------------
  Item 10.  Directors and Executive Officers of the
    Registrant                                                  Election of Directors

  Item 11. Executive Compensation                               Election of Directors

  Item 12.  Security Ownership of Certain Beneficial
    Owners and Management                                       Principal Shareholders

  Item 13.  Certain Relationships and Related Transactions      Election of Directors

  Item 14.  Not Incorporated by Reference

PART I

ITEM 1 - BUSINESS

General Development of Business - Aero Systems Engineering, Inc. (ASE or the Company) is a global turnkey provider of test facilities and systems for the aerodynamic and propulsion test system markets. ASE is a Minnesota corporation that was organized on May 11, 1967. The Company is primarily engaged in selling products and services related to testing turbine engines, and the business of designing, constructing, and supplying various types of test facilities, such as wind tunnels and other aerodynamic test facilities. The Company also owns an Aerotest Laboratory, which provides aeropropulsion component and aerodynamic testing services.

Prior to September 25, 2001, approximately 80% of the Company's outstanding common stock was owned by Celsius Inc., a wholly owned subsidiary of Saab AB, which is a Swedish company. On September 25, 2001, Minnesota ASE, LLC acquired 2,245,000 shares of common stock of Aero Systems Engineering, Inc. from Celsius Inc., representing 51% of the Company's outstanding shares. Celsius Inc. retains a 29% stock interest in the Company.

On October 17, 2002, the Company announced that it had entered into an agreement with Goldsmith Agio Helms to assist the Company in exploring strategic alternatives, including alternatives involving business combinations and a sale of the stock of the Company. The Company indicated that this action was initiated because of the recognition, among other things, that the Company has little stock float, that the trading price of the Company's stock was dramatically affected by relatively small stock transactions, and like so many companies, the Company had become an "orphan" company from the standpoint of the stock market. Further, access to the resources of a larger organization could facilitate more rapid growth in the Company's current and expanded markets. There is no deadline for completing the process and the Company does not presently intend to offer additional comments about these matters unless and until the Company decides to proceed with a material transaction or decide to no longer pursue the process.

The plan of operations for 2003 with respect to the Company is to continue with its current activities and operations in the test cell, wind tunnel, and aerodynamic testing markets. In addition, the Company plans to explore new markets as deemed appropriate through acquisitions or using joint ventures with established companies. Currently, the Company has no such agreements regarding such opportunities. The Company is expanding into the industrial engine and small commuter engine testing marketplace. In regards to this type of expansion, the Company signed an exclusive services agreement with Honeywell in early 2002 where the Company will function as the exclusive subcontractor to Honeywell to provide design, engineering, and fabrication services for Honeywell engine test cells sold to third parties. Also, acoustic measurement processes to measure noise levels are technologies whereby the Company is creating new customers and providing additional value to existing customers.

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

Products and Services - The Company's products and services include the following:

      - Design and overall project management for construction of jet engine testing facilities and wind tunnel test facilities;

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

Most of the instrumentation and much of the equipment used in a jet engine or wind tunnel test facility are not manufactured by the Company, but are manufactured for the Company by suppliers. The Company adds value by combining these electronic and mechanical components purchased from other companies and assembling them to make the desired testing equipment or facility. For a complete test facility, the Company designs the testing facility but subcontracts the civil engineering work and construction to local civil construction companies.

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

Patents and Trademarks - The Company currently owns several patents relating to a free piston shock tube and for a test cell stack design. The Company has applied to various foreign countries' patent offices to register the U.S. patents in those countries. The Company has three patent applications in process at the time of this filing. One is for a plate fin heat exchanger application, the second is for an automotive wind tunnel open jet collector design, and the third is for an improved noise reduction system for free-fall simulators.

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

Working Capital - The Company has no need to and does not maintain significant amounts of inventory or supplies. The Company does not generally grant extended payment terms to customers. However, because certain of the Company's contracts with its customers extend over multiple years, outstanding balances due from a customer may be quite large. The Company is occasionally required to issue standby letters of credit as a guarantee for customers' advances and performance of the project by the Company. Additionally, in various governmental contracts, there are retainages, usually 5% to 10%, that are held back by governmental agencies to ensure contract performance. The Company's practices concerning inventory and credit are consistent with practices in the industry.

The Company has consistently relied upon bank credit lines during recent years as a source of its working capital resources and liquidity. During the third quarter 2001, Celsius Inc. sold 51% of the total outstanding shares of common stock of ASE to Minnesota ASE, LLC. Related to this transaction, the Company secured new bank financing agreements for operating funds and future letter of credit needs. These agreements are asset-based collateral agreements, with the funds available under these agreements determined by the available securable assets at any point in time, up to a maximum of $6,000,000 of operating funds and $3,000,000 of letter of credit funds. Also related to the transaction, Celsius Inc. agreed to continue to hold until maturity certain existing bank guarantees that were previously provided to a few of the Company's customers, and Celsius Inc. provided a three-year $1,500,000 loan to the Company at 8% per year, which is subordinated debt to the bank agreement. This loan is collateralized by a third party pledge by Minnesota ASE, LLC of the shares of ASE purchased by Minnesota ASE, LLC from Celsius Inc. The Company has provided an indemnification agreement to Celsius Inc. to secure Celsius Inc.'s interest in the above items. On September 25, 2001, Minnesota ASE, LLC loaned the Company $2,600,000 in order to supplement bank financing, and $2,300,000 of the balance was repaid prior to December 31, 2001. During 2002, Minnesota ASE, LLC loaned the Company an additional $200,000, leaving an outstanding balance of $500,000 at December 31, 2002.

Customers - The Company provides products and services for numerous companies in the aerospace industry as well as the U.S. federal government and foreign governmental entities. The orders to provide these services can originate from many customers and quite frequently result in repeat business. In 2002, three customers each accounted for more than 10% of the Company's revenues. These three customers were the United States Government, General Electric, and DSO-Singapore. In aggregate, these three customers accounted for approximately 49% of 2002 revenue. The Company believes that the loss of no other single customer would have a material adverse effect on its future revenues. In 2001 and 2000, three customers each accounted for more than 10% of the Company's revenues. These three customers were Boeing, General Electric, and DSO-Singapore.

Backlog - The Company's order backlog constitutes future revenue to be earned on contracts, including unearned revenue on projects currently in progress. The backlog of orders as of December 31, 2002 was $21,308,000. This compares with a backlog of $29,483,000 on December 31, 2001. Although backlog did decrease from $29.5 million at the end of 2001 to $21.3 million at the end of 2002, this was largely due to the work performed in 2002 on the three-year Singapore wind tunnel project.

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

For wind tunnel facilities, the Company has historically designed and built high-speed wind tunnels for worldwide governmental agencies, commercial companies, and other research institutions.

The Company has in the past been aided in financing projects by utilizing the financial strength of Celsius AB, which is now a subsidiary of Saab AB. Without the ability to issue standby letters of credit to guarantee the Company's performance, ASE might not have been the prime contractor on certain of these projects.

Research and Development - Research and development performed by the Company is applied engineering, that is, applying present engineering knowledge and technology toward solving customer problems in turbine engine and aerodynamic testing. The Company is currently enhancing the ASE2000, which is its latest computer data acquisition system. The expense of research and development was $368,000, $421,000, and $625,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

Environmental Matters - There has not been, and it is not expected that there will be, any material effect upon capital expenditures, earnings, or the competitive position of the Company due to compliance with federal, state, and local environmental protection regulations.

Employees - As of December 31, 2002, the Company had 180 employees. Additionally, contract labor has been used as business conditions require. There are currently no collective bargaining agreements covering any of the Company's employees. The Company has not experienced a strike or work stoppage, and management believes that its employee relations are good.

Foreign Operations - While business in foreign countries is always subject to interference or restrictions by foreign governments or restrictions imposed by the United States government, the Company believes that the nature of its business is such that it is not likely to be subject to such interference. However, wind tunnels with a Mach number in excess of 0.9 require approval from the U.S. State Department if they are sold to a foreign country. The Company expects that a significant amount of international business will continue through 2003.

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

ITEM 2 - PROPERTIES

The Company's headquarters are located in a concrete building in a light industrial area at 358 East Fillmore Avenue, Saint Paul, Minnesota, that it has been occupying since 1971. The Company purchased this facility during 1993 from the Port Authority of Saint Paul (the Port Authority). Currently, the Company has approximately 52,000 total square feet, of which 45,000 square feet is used for engineering and administrative offices and 7,000 square feet is used for manufacturing.

The Company leases from the Port Authority a building that has 24,000 square feet of manufacturing and warehouse space located at 181 East Florida Street, Saint Paul, Minnesota. When the lease agreement expired in July 2002, the Company had the option to purchase the facility for approximately $95,000. As of December 31, 2002, the Company has provided notification of its intention to exercise the purchase option, but has not yet closed on the property due to title issues. The Company continues to utilize the building and intends to purchase the building when the title issues are resolved, which is expected to be shortly. Current properties are expected to be adequate to meet the needs of the Company for the foreseeable future.

The Company owns an aerodynamic testing facility located at 13825 Schmidt Lake Road, Plymouth, Minnesota. Currently, there is approximately 25,000 total square feet of specialized engineering and testing space at this facility, of which 18,000 square feet is used for manufacturing and testing, and 7,000 square feet is used for offices.

The Company leases 1,510 square feet of office space in Hampton, Virginia. This office space was subleased by another company until recently. The Company is currently searching for a new tenant. The Company no longer has any employees located in this facility, and the remaining lease is in effect until April 2004.

ITEM 3 - LEGAL PROCEEDINGS

There are no significant legal proceedings in process at the time of this report.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of 2002 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

The Company's common stock currently is quoted on The Nasdaq SmallCap Market(SM). On January 31, 2003, the closing sale price for the Company's common stock was $4.45.

The high and low sales prices for the Company's common stock for each quarter during 2000 and 2001, as quoted on Nasdaq, were as follows:

                                                  HIGH          LOW
                                                --------      -------
  2002:
    First Quarter                                 2.80         1.36
    Second Quarter                                4.84         1.86
    Third Quarter                                 8.00         3.91
    Fourth Quarter                                7.71         3.01

  2001:
    First Quarter                                $1.88        $1.44
    Second Quarter                                1.74         1.30
    Third Quarter                                 1.60          .91
    Fourth Quarter                                2.85          .88

The quotations set forth above reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

No cash dividends have ever been paid in the history of the Company. The Company's Board of Directors reviews the Company's dividend policy at least annually. As of December 31, 2002, there were approximately 178 holders of record of common stock of the Company and 4,401,625 total shares outstanding.

ITEM 6 - SELECTED FINANCIAL DATA

Selected financial data for the years ended December 31 are as follows:

                               2002          2001           2000            1999            1998
                            -----------   -----------   ------------    ------------    ------------
SELECTED INCOME STATEMENT
  DATA
Earned revenue              $40,856,807   $27,182,583   $ 30,646,114    $ 31,061,082    $ 27,181,448
Net income (loss)             2,360,073       270,938        331,003        (645,307)        665,200
Net income (loss) per
  common share                      .54           .06            .08            (.15)            .15
Weighted average common
  shares outstanding          4,401,625     4,401,625      4,401,625       4,401,625       4,401,625

SELECTED BALANCE SHEET
  DATA
Current assets              $18,809,918   $11,243,385   $ 13,043,123    $ 14,180,121    $ 15,424,033
Current liabilities          13,738,791     9,375,300     13,506,301      15,368,305      15,750,389
Working capital               5,071,127     1,868,085       (463,178)     (1,188,184)       (326,356)
Total assets                 22,931,106    15,856,797     18,226,831      19,808,689      20,899,616
Long-term debt and
  capital lease
  obligations                 1,582,020     1,609,755        119,726         170,583         234,119
Stockholders' equity          7,231,817     4,871,742      4,600,804       4,269,801       4,915,108

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

Results of Operations - Earned revenue for the year ended December 31, 2002 was $40,857,000, an increase of $13,674,000 or 50% as compared to 2001 revenue of $27,183,000. Earned revenue for 2000 was $30,646,000. The revenue increase from 2001 to 2002 was mostly attributable to the increase in orders in process, resumption of normal activities on the Singapore wind tunnel project since receipt of the export license in early September 2001 and success in new initiatives. The revenue decrease from 2000 to 2001 was mostly due to the delay of U.S. government approval of the export license application for the wind tunnel project in Singapore. The export license was submitted for approval during the fourth quarter of 2000. Because of this delay, work on the project had been very limited during 2001, resulting in lower revenue and margin recognition.

The cost of earned revenue, which includes manufacturing and engineering costs, was 77% of earned revenue in 2002 as compared to 75% in 2001 and 78% in 2000. The percentage increase in cost of earned revenue during 2002 was mostly the result of work shifting to slightly lower margin projects in the wind tunnel portion of the business during 2002. The percentage decrease in cost of earned revenue during 2001 was mostly due to the fact that there were no occurrences of major cost overruns on any of the projects during 2001 as compared to 2000 and generally the projects that were in process during 2001 were slightly lower cost projects.

The Company recognizes revenue and profit as work on long-term contracts progresses using the percentage-of-completion method of accounting, which relies on estimates of total expected contract revenues and costs. The Company follows this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Because the financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, recognized revenues and profit are subject to adjustments as the contract progresses to completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. Accordingly, favorable changes in estimates result in additional profit recognition, and unfavorable changes in estimates result in the reversal of previously recognized revenue and profits. When estimates indicate a loss under a contract, cost of revenue is charged with a provision for such loss. As work progresses under a loss contract, revenue continues to be recognized, and a portion of the contract costs incurred in each period is charged to the contract loss reserve.

The backlog of orders as of December 31, 2002 was $21,308,000, which consisted of $19,741,000 that was related to jet engine test cell projects and wind tunnel projects and $1,567,000 related to Aerotest Lab/Other. Backlog of orders as of December 31, 2001 was $29,483,000, of which $27,630,000 was related to test cell and wind tunnel projects and $1,853,000 related to Aerotest Lab/Other. Backlog of orders as of December 31, 2000 was $27,710,000, of which $26,221,000 was related to test cell and wind tunnel projects and $1,489,000 related to Aerotest Lab/Other.

The change in backlog from 2001 to 2002 represents a 28% decrease in total backlog. New orders received in 2002 totaled $32,692,000 as compared to the previous year of $28,995,000. The 2002 decrease in backlog was mostly related to the conversion of backlog into revenue on the large Singapore wind tunnel project. The change in backlog from 2000 to 2001 represents a 6% increase in total backlog. The 2001 increase in backlog was mostly related to the strong order intake during the second half of 2001.

Operating expenses were $5,916,000, $5,140,000, and $5,316,000 in years 2002,
2001, and 2000, respectively. These expenses increased 15% in 2002 as compared to 2001 primarily as a result of additional marketing staff during 2002 and increased commission expense. The expense decrease of 3% in 2001 as compared to 2000 was primarily as a result of less expenditures on bid and proposal activities. In 2000, bid and proposal expenditures included significant activities on several large turnkey proposals.

Research and Development (R&D) costs were $368,000, $421,000, and $625,000 in years 2002, 2001, and 2000, respectively, and were primarily related to activities to enhance the capabilities of the ASE2000 Computer Data Acquisition System. This activity will continue into 2003, which management believes will further improve the marketability of the system. The reduction from 2001 is related to fewer active R&D programs in 2002. The reduction in 2001 from 2000 is also related to fewer active R&D programs in 2001.

Interest expense was $278,000, $721,000, and $574,000 in years 2002, 2001, and
2000, respectively. The major items bearing interest expense are the line of credit and borrowings from related parties. The average outstanding borrowings on the line of credit were $420,000 and $5,830,000 during 2002 and 2001, respectively. The decrease in borrowings from 2001 to 2002 is mostly due to the Company's ability to resume normal invoicing activities on the Singapore wind tunnel project after the receipt of the export license. On the line of credit, the weighted average interest rate for 2002 was 4.75% compared to 8.7% in 2001. The increase in interest expense from 2000 to 2001 reflects the increased borrowings during 2001 due to the impact of the delay of the receipt of the export license for the wind tunnel project in Singapore thereby delaying milestone invoicing activities. The weighted average interest rate for 2001 was 8.7% on the line of credit compared to 10.6% in 2000.

The Company recorded income tax expense of $479,000 in 2002, as compared to $152,000 in 2001 and $6,000 in 2000. Through September 25, 2001, the Company was included in the consolidated federal income tax return of Celsius Inc. The Company's income tax provision was calculated and presented on a separate return basis. Upon the closing of the acquisition of 51% of the Company's stock by Minnesota ASE, LLC, Celsius Inc. owned less than 80% of the Company and, accordingly, no longer included the Company in its consolidated federal income tax return. In the third quarter of 2001, in conjunction with that transaction, the Company recorded a noncash charge of $100,000 to reduce its income tax receivable from Celsius Inc. as a result of the termination of the tax sharing agreement. Also, as a part of the termination of the federal tax agreement with Celsius Inc., the Company and Celsius Inc. agreed to prorate the total 2001 federal tax liability based on the relative time periods of ownership during 2001, which reduced the Company's current income tax expense. During the fourth quarter of 2002, the Company reversed previously established tax valuation allowances of $546,000, as management concluded that certain tax assets were realizable. This was a non-cash transaction.

The Company recorded net income of $2,360,000, $271,000, and $331,000 in 2002, 2001, and 2000, respectively. The increase from 2001 was due to the increased business level and reduced interest expense as a result of reduced debt levels and lower interest rates. The reduction in net income in 2001 from 2000 was due to the increase in income tax expense relating to the termination of the federal income tax allocation agreement between the Company and Celsius Inc., which was terminated at the time of the sale on September 25, 2001.

Liquidity and Capital Resources - To minimize working capital requirements, the Company attempts to match receipt of contract installment payments with related contract expenditures. The Company's current ratio was 1.4 as of December 31, 2002, 1.2 as of December 31, 2001, and 1.0 as of December 31, 2000. Working capital amounts were $5,071,000 as of December 31, 2002, $1,868,000 as of December 31, 2001, and $(463,000) as of December 31, 2000.

The December 31, 2002 accounts receivable balance was $6,672,000, an increase of $1,942,000, as compared to 2001's balance of $4,730,000. The increase in the accounts receivable balance for 2002 was due to the contractual timing of customer billings.

Accounts payable and accrued expenses amounts were $9,686,000 and $5,538,000 in 2002 and 2001, respectively. The 2002 increase is $4,148,000 or 75%, as compared to 2001. The increase from 2001 is due primarily to the timing of procurement activities for existing projects, of which a couple of the larger projects had moved into the procurement phase of the project schedule toward the end of the year.

Billings in excess of earnings were $3,431,000, an increase of $1,740,000 when compared to 2001's balance of $1,691,000. This increase is due primarily to the timing of billing milestones related to contracts. Billings are a function of contract terms and do not necessarily relate to the percentage of completion of a project.

The Company has relied upon bank credit lines during recent years as a source of its working capital resources and liquidity. On September 25, 2001, the Company entered into new financing arrangements to replace its former credit line.

The Company's new bank agreements, which expire in September 2003, are asset-based collateral arrangements, with the funds available under these agreements determined by the available securable assets at any point in time, up to a maximum of $6,000,000 in operating funds, and $3,000,000 of letter of credit funds. The average funds available and amounts outstanding on the operating line and letter of credit during the period ended December 31, 2002 were $420,000 outstanding on $3,200,000 available and $2,200,000 outstanding on $3,000,000 available, respectively. The Company will negotiate to extend the existing bank agreements before September 2003.

The bank agreement contains covenants that require the Company to maintain certain financial ratios. The Company has been in compliance since inception and remains in compliance with these covenants as of December 31, 2002.

The Company also obtained a $1,500,000 three-year term loan from Celsius Inc., which is due September 2004. The loan bears interest at 8% and is subordinated to debt issued under the banking agreement. This loan is collateralized by a third-party pledge by Minnesota ASE, LLC of the shares of ASE purchased by Minnesota ASE, LLC from Celsius Inc. Celsius Inc. has also agreed to continue to hold certain existing bank guarantees until maturity that were previously provided to certain of the Company's customers. The Company has provided an indemnification agreement to Celsius Inc. to secure Celsius Inc.'s interest in the above items.

At the end of 2002, the Company had notes payable balances of $500,000 current and $1,500,000 long term. The current notes payable balance of $500,000 consisted of $500,000 of interim loans provided by Minnesota ASE, LLC. The $500,000 note to Minnesota ASE, LLC is at 8% per year and is a demand note. The Company believes that its bank lines of credit and notes, along with cash flows from continuing operations, are expected to be adequate to meet cash requirements in 2003.

The tables below summarize the Company's existing contractual obligations and commercial commitments in existence at December 31, 2002.

                                              PAYMENTS DUE BY PERIOD
                            --------------------------------------------------------------
       CONTRACTUAL                       LESS THAN                               AFTER 5
       OBLIGATIONS            TOTAL        1 YEAR     1-3 YEARS    4-5 YEARS      YEARS
-------------------------   ----------   ----------   ----------   ----------   ----------
Long-term debt              $1,500,000   $       --   $1,500,000   $       --   $       --
Capital lease obligations      219,584      129,052       70,090       20,442           --
Operating leases               109,007       49,156       59,508          343           --
Unconditional purchase
  obligations                       --           --           --           --           --
Other long-term
  obligations                       --           --           --           --           --
                            ----------   ----------   ----------   ----------   ----------
Total contractual cash
  obligations               $1,828,591   $  178,208   $1,629,598   $   20,785   $       --
                            ==========   ==========   ==========   ==========   ==========

Refer to footnote 5 for discussion about long-term debt and footnote 7 for discussion about lease obligations.

                                            AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
          OTHER              TOTAL       -------------------------------------------------
        COMMERCIAL           AMOUNTS     LESS THAN                                OVER 5
       COMMITMENTS          COMMITTED      1 YEAR     1-3 YEARS    4-5 YEARS      YEARS
-------------------------   ----------   ----------   ----------   ----------   ----------
Lines of credit             $       --   $       --   $       --   $       --   $       --
Standby letters of credit    4,270,975    2,413,175    1,857,800           --           --
Guarantees                          --           --           --           --           --
Standby repurchase
  obligations                       --           --           --           --           --
Other commercial
  commitments                       --           --           --           --           --
                            ----------   ----------   ----------   ----------   ----------
Total commercial
  commitments               $4,270,975   $2,413,175   $1,857,800   $       --   $       --
                            ==========   ==========   ==========   ==========   ==========

Refer to footnote 8 for discussion about contingencies and commitments.

Capital expenditures, including amounts under capital leases, were $567,000, $475,000, and $655,000 in years 2002, 2001, and 2000, respectively. Most of the 2002 capital expenditures were used to update desktop and shop equipment and facility improvements.

Highly competitive market conditions have minimized the effect of inflation on contract selling prices and the cost of purchased materials.

During 2002, approximately 56% of revenues were from international projects. Substantially all of the contract amounts are payable in U.S. dollars. For those contracts that are denominated in foreign currencies, the Company has entered into forward exchange contracts with banks to minimize the risks associated with foreign currency exchange rates. During 2001 and 2000, approximately 52% and 46% of revenues respectively were from international projects. Substantially all of the contract amounts are payable in U.S. dollars.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE
          ABOUT MARKET RISK

The Company's long-term contracts are substantially all denominated in U.S. dollars. In certain circumstances, the Company has hedged its exposure to foreign currency fluctuations. A 10% adverse change in foreign currency rates would not have a material effect on the Company's results of operations or financial position.

The Company is also subject to interest rate risk. The Company has not hedged its exposure to interest rate fluctuations; however, a 10% increase or decrease in interest rates would not have a material effect on the Company's results of operations, fair values, or cash flows.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY
         DATA

                                TABLE OF CONTENTS

                                                                                         Page
REPORT OF INDEPENDENT AUDITORS.....................................................         19

FINANCIAL STATEMENTS
  Balance Sheets...................................................................         20
  Statements of Earnings...........................................................         22
  Statements of Changes in Stockholders' Equity....................................         23
  Statements of Cash Flows.........................................................         24
  Notes to Financial Statements....................................................         25

                         Report of Independent Auditors

The Stockholders and Board of Directors
Aero Systems Engineering, Inc.

We have audited the accompanying balance sheets of Aero Systems Engineering, Inc. as of December 31, 2002 and 2001, and the related statements of earnings, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aero Systems Engineering, Inc. at December 31, 2002 and 2001, and the results of its earnings and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.


                                                   /s/ Ernst & Young LLP

Minneapolis, Minnesota
January 24, 2003

                         Aero Systems Engineering, Inc.

                                 Balance Sheets

                                                                  DECEMBER 31
                                                              2002           2001
                                                           -----------    -----------
ASSETS
Current assets:
  Cash and cash equivalents                                $ 3,233,679    $    96,939
  Accounts receivable - billed contracts, net of
    allowances of $110,000 in 2002 and $50,000 in 2001,
    including retainages of $0 and $106,000 in
    2002 and 2001                                            6,671,843      4,730,460
  Costs and estimated earnings in excess of billings on
    uncompleted contracts                                    6,361,226      4,876,894
  Inventories                                                1,203,706      1,220,933
  Prepaid expenses and other, net                              341,845        318,159
  Deferred income taxes                                        997,619             --
                                                           -----------    -----------
Total current assets                                        18,809,918     11,243,385

Property, plant, and equipment, net                          4,121,188      4,613,412

                                                           -----------    -----------
Total assets                                               $22,931,106    $15,856,797
                                                           ===========    ===========

                                                                  DECEMBER 31
                                                              2002           2001
                                                           -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of capital lease obligations          $   121,742    $   145,552
  Notes payable                                                     --      1,700,000
  Notes payable with related parties                           500,000        300,000
  Accounts payable:
    Trade                                                    2,161,660      2,147,366
    Related parties                                             30,000         47,667
  Billings in excess of costs and estimated earnings on
    uncompleted contracts                                    3,430,826      1,691,447
  Accrued warranty and losses                                  492,953        460,253
  Accrued salaries and wages                                 1,134,954        866,204
  Accrued job costs                                          4,437,398      1,240,828
  Income tax payable                                           358,012         47,627
  Other accrued liabilities                                  1,071,246        728,356
                                                           -----------    -----------
Total current liabilities                                   13,738,791      9,375,300

Capital lease obligations, less current maturities              82,020        109,755
Long-term debt with related parties                          1,500,000      1,500,000
Deferred income taxes                                          378,480             --

Stockholders' equity:
  Common stock, $.20 par value:
    Authorized shares - 10,000,000
    Issued and outstanding shares - 4,401,625                  880,325        880,325
  Additional paid-in capital                                   900,292        900,292
  Retained earnings                                          5,451,198      3,091,125
                                                           -----------    -----------
Total stockholders' equity                                   7,231,815      4,871,742
                                                           -----------    -----------
Total liabilities and stockholders' equity                 $22,931,106    $15,856,797
                                                           ===========    ===========

See accompanying notes.

                         Aero Systems Engineering, Inc.

                             Statements of Earnings

                                                     YEAR ENDED DECEMBER 31
                                            2002             2001             2000
                                        ------------     ------------     ------------
Earned revenue                          $ 40,856,807     $ 27,182,583     $ 30,646,114
Cost of earned revenue                    31,512,251       20,415,764       23,799,532
                                        ------------     ------------     ------------
Gross profit                               9,344,556        6,766,819        6,846,582

Selling, general, and administrative
  expenses                                 5,916,328        5,140,256        5,315,851
Research and development                     368,378          420,931          625,466
                                        ------------     ------------     ------------
Operating profit                           3,059,850        1,205,632          905,265

Other (income) expense:
  Interest income                            (33,755)          (4,387)          (3,236)
  Interest expense                           277,544          721,105          574,053
  Other                                      (22,824)          65,548           (2,815)
                                        ------------     ------------     ------------
                                             220,965          782,266          568,002
                                        ------------     ------------     ------------
Income before income taxes                 2,838,885          423,366          337,263
Income tax expense                           478,812          152,428            6,260
                                        ------------     ------------     ------------
Net income                              $  2,360,073     $    270,938     $    331,003
                                        ============     ============     ============

Net income per common share             $        .54     $        .06     $        .08
                                        ============     ============     ============

Weighted average common shares
  outstanding                              4,401,625        4,401,625        4,401,625
                                        ============     ============     ============

See accompanying notes.

                         Aero Systems Engineering, Inc.

                  Statements of Changes in Stockholders' Equity


                                        COMMON STOCK        ADDITIONAL
                                ------------------------     PAID-IN       RETAINED
                                  SHARES        AMOUNT       CAPITAL       EARNINGS
                                ----------    ----------    ----------    ----------
Balance at December 31, 1999     4,401,625    $  880,325    $  900,292    $2,489,184
  Net income                            --            --            --       331,003
                                ----------    ----------    ----------    ----------
Balance at December 31, 2000     4,401,625       880,325       900,292     2,820,187
  Net income                            --            --            --       270,938
                                ----------    ----------    ----------    ----------
Balance at December 31, 2001     4,401,625       880,325       900,292     3,091,125
  Net income                                                               2,360,073
                                ----------    ----------    ----------    ----------
Balance at December 31, 2002     4,401,625    $  880,325    $  900,292    $5,451,198
                                ==========    ==========    ==========    ==========

See accompanying notes.

                         Aero Systems Engineering, Inc.

                            Statements of Cash Flows

                                                                 YEAR ENDED DECEMBER 31
                                                           2002            2001            2000
                                                       -----------     -----------     -----------
OPERATING ACTIVITIES
Net income                                             $ 2,360,073     $   270,938     $   331,003
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                        1,059,407       1,063,158       1,100,086
    Deferred taxes                                        (619,139)             --              --
    Changes in operating assets and liabilities:
      Accounts receivable                               (1,941,383)      1,630,967       1,943,358
      Costs and estimated earnings in excess of
        billings on uncompleted contracts               (1,484,332)        119,522        (480,783)
      Inventories                                           17,227         262,805        (392,675)
      Prepaid expenses and other, net                      (23,686)       (182,035)         58,170
      Accounts payable and accrued expenses              3,837,537       1,071,692      (1,984,757)
      Income tax payable                                   310,385          47,627           8,260
      Billings in excess of costs and estimated
        earnings on uncompleted contracts                1,739,379        (369,259)     (3,177,718)
                                                       -----------     -----------     -----------
Net cash provided by (used in) operating activities      5,255,468       3,915,415      (2,595,056)

INVESTING ACTIVITIES
Capital expenditures                                      (567,183)       (329,558)       (655,226)
                                                       -----------     -----------     -----------
Net cash used in investing activities                     (567,183)       (329,558)       (655,226)

FINANCING ACTIVITIES
Net (repayments) borrowings under line of
  credit agreements                                     (1,700,000)     (5,275,755)      3,328,800
Proceeds received from related parties                     200,000       4,100,000              --
Principal payments on borrowings from related
  parties                                                       --      (2,300,000)             --
Principal payments under capital lease obligations         (51,545)        (60,971)        (79,186)
                                                       -----------     -----------     -----------
Net cash (used in) provided by financing activities     (1,551,545)     (3,536,726)      3,249,614
                                                       -----------     -----------     -----------

Net increase (decrease) in cash and cash
  equivalents                                            3,136,740          49,131            (668)
Cash and cash equivalents at beginning of year              96,939          47,808          48,476
                                                       -----------     -----------     -----------
Cash and cash equivalents at end of year               $ 3,233,679     $    96,939     $    47,808
                                                       ===========     ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
Cash paid during the year for:
  Interest                                             $   277,544     $   721,105     $   574,053

  Income taxes                                         $   787,567     $     8,300     $       260

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of equipment under capital leases             $        --     $   145,694     $        --

See accompanying notes.

                         Aero Systems Engineering, Inc.

                          Notes to Financial Statements

                                December 31, 2002

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

REVENUE RECOGNITION

Income on long-term contracts generally is recognized using the percentage-of-completion method. On contracts where the percentage-of-completion method is used, revenue is recognized for a portion of the total contract revenue, in the proportion that costs incurred bear to management's estimate of total contract costs to be incurred, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. Earnings and costs on contracts are subject to adjustment throughout the terms of the contract, and any required revisions are made in the periods in which revisions become known. Provision is made for the full amount of anticipated losses in the period in which they are determinable. On certain after-service contracts, the Company recognizes revenue on a completed contract basis.

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

EARNINGS PER SHARE

Net income per share of common stock is computed by dividing net income for the year by the weighted average number of common shares outstanding during the year. The Company has only common stock outstanding; therefore, basic and diluted earnings per share are the same.

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

                         Aero Systems Engineering, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                         Aero Systems Engineering, Inc.

2. CONTRACTS IN PROCESS

                                                            YEAR ENDED DECEMBER 31
                                                             2002           2001
                                                          -----------    -----------
Costs incurred on uncompleted contracts                   $42,710,435    $35,094,586
Estimated earnings thereon                                  8,903,346     12,635,018
                                                          -----------    -----------
Total billable on uncompleted contracts                    51,613,781     47,729,604
Less billings applicable thereto                           48,683,381     44,544,157
                                                          -----------    -----------
                                                          $ 2,930,400    $ 3,185,447
                                                          ===========    ===========

  Included in the accompanying balance sheet under the
    following captions:
      Costs and estimated earnings in excess of
        billings on uncompleted contracts                 $ 6,361,226    $ 4,876,894
      Billings in excess of costs and estimated
        earnings on uncompleted contracts                   3,430,826      1,691,447
                                                          -----------    -----------
                                                          $ 2,930,400    $ 3,185,447
                                                          ===========    ===========

The Company is a contractor/subcontractor on various U.S. federal government-related firm fixed-price contracts. The negotiated firm, fixed price is subject to downward readjustment if it is subsequently determined that the cost data submitted by the Company is erroneous.

CONCENTRATIONS OF CREDIT RISK

At December 31, 2002, the Company had certain concentrations of credit risk with approximately $2,850,624 of unbilled charges and approximately $1,577,380 of accounts receivable from two customers, which are partially secured by letters of credit.

                         Aero Systems Engineering, Inc.

3. INVENTORIES

Inventories consist of the following:

                                                  DECEMBER 31
                                             2002             2001
                                         ------------     ------------
  Materials and supplies                 $    843,181     $    965,594
  Projects-in-process                         360,525          255,339
                                         ------------     ------------
                                         $  1,203,706     $  1,220,933
                                         ============     ============

4. PROPERTY, PLANT, AND EQUIPMENT

                                                  DECEMBER 31
                                             2002             2001
                                         ------------     ------------
  Land                                   $    486,105     $    486,105
  Buildings                                 3,025,460        3,025,460
  Furniture, fixtures, and equipment        9,037,999        8,648,346
  Wind tunnels and instrumentation          3,226,459        3,130,182
  Building improvements                     1,569,780        1,488,527
                                         ------------     ------------
                                           17,345,803       16,778,620
  Less accumulated depreciation           (13,224,615)     (12,165,208)
                                         ------------     ------------
  Property, plant, and equipment, net    $  4,121,188     $  4,613,412
                                         ============     ============

5. NOTES PAYABLE

On September 25, 2001, the Company entered into new financing arrangements to replace its former credit line. The Company's new bank agreements, which expire in September 2003, are asset-based collateral arrangements, with the funds available under these agreements determined by the available securable assets at any point in time, up to a maximum of $6,000,000 in operating funds and $3,000,000 of letter of credit funds. At December 31, 2002 and 2001, $-0- and $1,700,000 were outstanding under the operating funds and $2,351,000 and $1,300,000 under the letter of credit portions of the agreements, respectively.

                         Aero Systems Engineering, Inc.

5. NOTES PAYABLE (CONTINUED)

The bank agreement contains covenants that require the Company to maintain certain financial ratios. The Company is in compliance with these covenants since inception and remains in compliance with these covenants as of December 31, 2002.

The Company also obtained a $1,500,000 three-year term loan from Celsius Inc., which is due September 2004. The loan bears interest at 8% and is subordinated to debt issued under the banking agreement. This loan is collateralized by a third-party pledge by Minnesota ASE, LLC of the shares of ASE purchased by Minnesota ASE, LLC from Celsius Inc. Celsius Inc. has also agreed to continue to hold certain existing bank guarantees until maturity that were previously provided to certain of the Company's customers. The Company has provided an indemnification agreement to Celsius Inc. to secure Celsius Inc.'s interest in the above items.

On September 25, 2001, Minnesota ASE, LLC loaned the Company $2,600,000 in order to supplement bank financing. The maturity date was January 11, 2002 and the loan interest rate was equal to the bank's base rate plus .25%. The Company repaid $2,300,000 prior to December 31, 2001. The remaining $300,000 has been converted to a note bearing interest at 8% and does not have a stated due date. During 2002, Minnesota ASE, LLC loaned the Company an additional $200,000 to supplement bank financing in the form of a note bearing interest at 8% with no stated due date.

During 2002 and 2001, the average borrowings on bank lines of credit were $420,000 and $5,830,000, respectively, with weighted average interest rates during the year of 4.7% and 8.7%, respectively.

6. INCOME TAXES

During the fourth quarter of 2002, the Company reversed previously established tax valuation allowances of $546,000, as management concluded that certain tax assets were realizable. The remaining valuation allowance relates to the uncertain realizability of the net state tax operating loss carryforward and state tax credits due to imminent expiration dates and limitations under Section 382 of the Internal Revenue Code due to changes in ownership.

                         Aero Systems Engineering, Inc.

6. INCOME TAXES (CONTINUED)

Through September 25, 2001, the Company was included in the consolidated federal income tax return of Celsius Inc. The Company's income tax provision was calculated and presented on a separate return basis. Upon the closing of the acquisition of 51% of the Company's stock by Minnesota ASE, LLC, Celsius Inc. owned less than 80% of the Company and, accordingly, no longer includes the Company in its consolidated federal income tax return. In the third quarter of 2001, in conjunction with that transaction, the Company recorded income tax expense of $100,000 to reduce its income tax receivable from Celsius Inc. as a result of the termination of the tax sharing agreement. Also, as a part of the termination of the federal tax sharing agreement with Celsius Inc., the Company and Celsius Inc. agreed to prorate the total 2001 federal tax liability based on the relative time periods of ownership during 2001.

The components of income tax expense for the years ended December 31 are:

                                       2002             2001            2000
                                   -----------      -----------     -----------
Current                            $ 1,098,000      $   152,000     $    18,000
Deferred                              (619,000)              --         (12,000)
                                   -----------      -----------     -----------
                                   $   479,000      $   152,000     $     6,000
                                   ===========      ===========     ===========

Total income tax expense differs from taxes computed by applying the United States statutory federal income tax rate as follows:

                                                 YEAR ENDED DECEMBER 31
                                             2002          2001          2000
                                          ---------     ---------     ---------
Income taxes at 34%                       $ 965,000     $ 144,000     $ 115,000
State taxes, net of federal benefit           8,000         7,000         4,000
Effect of net operating loss
  carryforward and valuation allowance     (546,000)     (101,000)     (118,000)
Termination of tax sharing agreement             --       100,000            --
Other                                        52,000         2,000         5,000
                                          ---------     ---------     ---------
                                          $ 479,000     $ 152,000     $   6,000
                                          =========     =========     =========

                         Aero Systems Engineering, Inc.

6. INCOME TAXES (CONTINUED)

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                           DECEMBER 31
                                                       2002             2001
                                                   -----------      -----------
Current deferred tax assets (liabilities):
  Contract-related costs                           $   345,000      $   352,000
  Warranty costs                                       144,000          148,000
  Vacation accrual                                     216,000          180,000
  Inventory and receivable reserves                    315,000          286,000
  Net operating loss carryforward                       19,000           37,000
  Other                                                (30,000)          (5,000)
  Tax credit carryforwards                             101,000          108,000
                                                   -----------      -----------
Total current deferred tax assets                    1,110,000        1,106,000

Noncurrent deferred tax liabilities:
  Tax over book depreciation                           379,000          448,000
                                                   -----------      -----------
Total deferred tax liabilities                         379,000          448,000
                                                   -----------      -----------
Net deferred tax asset                                 731,000          658,000
Valuation allowance                                   (112,000)        (658,000)
                                                   -----------      -----------
Net deferred taxes                                 $   619,000      $        --
                                                   ===========      ===========

The Company also has a net state tax operating loss carryforward of approximately $943,000 which will expire beginning in the year 2008 to the extent not utilized.

7. LEASE OBLIGATIONS

The Company has capitalized leases for facilities and equipment which expire through 2006. The capitalized cost at December 31, 2002 and 2001 was $986,577 less accumulated amortization of $775,994 and $666,162, respectively. Amortization on capital leases is recorded as part of depreciation expense.

The Company also has a number of operating lease agreements primarily involving manufacturing and warehouse space and office equipment, which expire on various dates through 2007. Total rental expense under operating leases for occupancy and equipment was approximately $103,000, $160,000, and $217,000, for 2002, 2001, and 2000, respectively.

                         Aero Systems Engineering, Inc.

7. LEASE OBLIGATIONS (CONTINUED)

Following is a schedule of future minimum lease payments:

                                                         CAPITAL        OPERATING
                                                          LEASES          LEASES
                                                        --------        --------
  Year ending December 31:
    2003                                                $129,052        $ 49,156
    2004                                                  35,045          34,257
    2005                                                  35,045          21,135
    2006                                                  20,442           4,116
    2007                                                      --             343
                                                        --------        --------
  Total minimum lease payments                           219,584        $109,007
                                                                        ========
  Less amount representing interest                       15,822
                                                        --------
  Present value                                          203,762
  Less principal amount due currently                    121,742
                                                        --------
                                                        $ 82,020
                                                        ========

Included in the $129,052 capital lease payment in 2003 is the $95,000 purchase option payment to the Port Authority of Saint Paul for the 181 East Florida Street facility.

8. CONTINGENCIES AND COMMITMENTS

Guarantees of approximately $4,270,975 were outstanding at December 31, 2002 to various customers as bid bonds or in exchange for down payments or warranty performance bonds.

9. RETIREMENT SAVINGS PLAN

The Company has a Retirement Savings Plan (the Plan) which qualifies under
Section 401(k) of the Internal Revenue Code and covers all employees. Members of the Plan who have completed at least 12 consecutive months of service, during which they have worked at least 1,000 hours, are eligible for the employer matching contribution. Contributions up to 6% of the employees' compensation are matched at a rate of 50% by the Company. Company contributions to the Plan for the years ended December 31, 2002, 2001, and 2000 were $282,000, $260,000, and
$269,000, respectively.

                         Aero Systems Engineering, Inc.

10. RELATED-PARTY TRANSACTIONS

On September 25, 2001, Minnesota ASE, LLC acquired 2,245,000 shares of common stock of Aero Systems Engineering, Inc. from Celsius Inc., a subsidiary of Saab AB, representing 51% of the outstanding shares. Celsius Inc. retains a 29% stock interest in the Company. See Note 5 for a description of related party financing arrangements.

Through September 25, 2001, Celsius Inc. and its affiliated companies and, after September 25, 2001, Minnesota ASE, LLC, provided certain administrative support services to the Company, and the Company is charged a fee for such services.

Such fees with affiliates are summarized as follows:

                                                  YEAR ENDED DECEMBER 31
                                            2002           2001           2000
                                          --------       --------       --------
  Interest expense                        $ 39,000       $137,000       $150,000
  Administrative charges                   141,000         63,000         50,000

11. SEGMENT INFORMATION

The Company operates primarily in one business segment relating to engine and aerodynamic test facilities. The Company's operations are structured to achieve maximum overall corporate objectives. As a result, significant inter-dependencies and overlaps exist among the Company's operating units.

Revenues by geographic area are summarized as follows:

                                     2002              2001              2000
                                 -----------       -----------       -----------
  United States                  $17,948,724       $12,956,374       $16,578,706
  Foreign countries               22,908,083        14,226,209        14,067,408
                                 -----------       -----------       -----------
                                 $40,856,807       $27,182,583       $30,646,114
                                 ===========       ===========       ===========

                         Aero Systems Engineering, Inc.

11. SEGMENT INFORMATION (CONTINUED)

The Company had three customers accounting for 20%, 19%, and 10% of revenues during the year ended December 31, 2002, three customers accounting for 36%, 19%, and 11% of revenues in the year ended December 31, 2001, and three customers accounting for 28%, 23%, and 15% of sales in the year ended December 31, 2000.

12. QUARTERLY RESULTS (UNAUDITED)

Summary data relating to the results of operations for each quarter of the years ended December 31, 2002 and 2001 are as follows:

                                                 THREE MONTHS ENDED
                            MARCH 31         JUNE 30        SEPTEMBER 30    DECEMBER 31
                          ------------     ------------     ------------    ------------
 2002
 Earned revenue           $  8,927,000     $ 10,973,000     $  9,442,000    $ 11,515,000
 Gross profit                1,811,000        2,453,000        2,031,000       3,050,000
 Net income                    193,000          525,000          408,000       1,234,000

 Net income per common
   share                  $        .04     $        .12     $        .09    $        .28

 2001
 Earned revenue           $  5,739,000     $  6,093,000     $  5,709,000    $  9,642,000
 Gross profit                1,343,000        1,646,000        1,684,000       2,094,000
 Net (loss) income            (283,000)         (96,000)           7,000         643,000

 Net (loss) income per
   common share           $       (.06)    $       (.02)    $        .00    $        .14

                         Aero Systems Engineering, Inc.

12. QUARTERLY RESULTS (UNAUDITED) (CONTINUED)

In the fourth quarter of 2002, the Company reversed previously established tax valuation allowances of $546,000, as management concluded that certain tax assets were realizable. See Note 6.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10 through ITEM 13

Items 10 through 13 of this Annual Report on Form 10-K are omitted because the Company intends to file on or before April 25, 2003 a definitive proxy statement conforming to Schedule 14A involving the election of directors. Certain information set forth in such proxy statement is hereby incorporated by reference into this Annual Report on Form 10-K as Items 10, 11, 12, and 13 of
Part III.

ITEM 14 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures - The term "disclosure controls and procedures" is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (Exchange Act). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods. The Company's Chief Executive Officer and the Company's Chief Financial Officer have evaluated the effectiveness of the disclosure controls and procedures as of a date within 90 days before filing this annual report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

Changes in Internal Control - We maintain a system of internal accounting controls that are designed to provide reasonable assurances that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the period ended December 31, 2002, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

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

(b)3. Reports on Form 8-K

      On October 17, 2002, the registrant filed a Form 8-K report to announce an agreement with Goldsmith Agio Helms to assist the Company in exploring strategic alternatives.

      On February 4, 2003, the registrant filed a Form 8-K report to file a press release announcing the year end 2002 financial results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Aero Systems Engineering, Inc.
                                  (Registrant)

March 12, 2003                    By       /s/ Charles H. Loux
----------------------------        ---------------------------------
Date                                Charles H. Loux, President and Chief
                                    Executive Officer

March 12, 2003                    By       /s/ Steven R. Hedberg
------------------------            ---------------------------------
Date                                Steven R. Hedberg, Chief Financial
                                    Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

March 12, 2003                       /s/ Charles H. Loux
----------------------------      --------------------------------------
Date                              Charles H. Loux, President and Chief
                                  Executive Officer, Director

March 12, 2003                       /s/ Richard A. Hoel
----------------------------      --------------------------------------
Date                              Richard A. Hoel, Chairman of the
                                  Board

March 12, 2003                       /s/   A.   L. Maxson
----------------------------      --------------------------------------
Date                              A. L. Maxson, Director

March 12, 2003                       /s/ Dr. Leon E. Ring
----------------------------      --------------------------------------
Date                              Dr. Leon Ring, Director

March 12, 2003                       /s/ James S. Kowalski
----------------------------      --------------------------------------
Date                              James S. Kowalski, Director

March 12, 2003                         /s/ Thomas L. Auth
-------------------------         -------------------------------------
Date                              Thomas L. Auth, Director

March 12, 2003                        /s/ Mark D. Pugliese
-------------------------         -------------------------------------
Date                              Mark D. Pugliese, Director

March 12, 2003                        /s/ Patrick J. Donovan
-------------------------         -------------------------------------
Date                              Patrick J. Donovan, Director

                                 CERTIFICATIONS

I, Charles H. Loux, certify that:

1. I have reviewed this annual report on Form 10-K of Aero Systems Engineering, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 4, 2003
                                             Aero Systems Engineering, Inc.

                                             By: /s/ Charles H. Loux
                                                ------------------------------
                                                Charles H. Loux
                                                President and CEO

                                 CERTIFICATIONS

I, Steven R. Hedberg, certify that:

1. I have reviewed this annual report on Form 10-K of Aero Systems Engineering, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 4, 2003
                                  Aero Systems Engineering, Inc.


                                  By:    /s/ Steven R. Hedberg
                                     ---------------------------------
                                     Steven R. Hedberg
                                     CFO, Secretary and Treasurer