Form 10-K/A
period 2002-12-31
AERO SYSTEMS ENGINEERING INC
filed 2003-04-29
CIK 2589

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002       Commission file number 0-7390
                          -----------------       ------------------------------

                         AERO SYSTEMS ENGINEERING, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

    Minnesota                                          41-0913117
 -----------------                                  ------------------
(State of incorporation)                           (I.R.S. Employer
                                                   Identification No.)

358 East Fillmore Avenue, St. Paul, Minnesota                   55107
---------------------------------------------                   -----
     (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code        (651) 227-7515

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

                                 Yes[X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                  Yes[ ] No[X]

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of June 30, 2002 was approximately $3,224,183 based upon the average of the closing bid and asked prices of the stock on such date.

The number of common shares outstanding as of April 1, 2003 was 4,401,625.

                                TABLE OF CONTENTS

                                                                                                                        Page
                                                                                                                        ----
PART I

Item 2.    Properties......................................................................................................3

PART III

Item 10.   Directors and Executive Officers of the Registrant..............................................................3

Item 11.   Executive Compensation..........................................................................................7

Item 12.   Security Ownership of Certain Beneficial Owners and Management.................................................11

Item 13.   Certain Relationships and Related Transactions.................................................................13

Signatures................................................................................................................15

Certifications............................................................................................................16

Exhibit 99.1*.............................................................................................................18

Exhibit 99.2*.............................................................................................................19

* Pursuant to Commission Release No. 33-8212, this certification will be treated as "accompanying" this Annual Report on Form 10-K/A and not "filed" as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

                                EXPLANATORY NOTE

The Company is filing this Form 10K/A, Amendment No. 1 for the fiscal year ended December 31, 2002 solely for the purpose of amending Part I, Item 2 and disclosing that information required by Part III, Items 10-13. Other than Part I, Item 2 and Part III, all other information included in the original Form 10-K remains unchanged.

                                     PART I

ITEM 2 - PROPERTY

On April 24, 2003 the Company completed the purchase of the building located at 181 East Florida Street, Saint Paul, Minnesota. This property was previously leased from Port Authority with an option to purchase the facility for approximately $95,000 at the end of the lease agreement, which expired in July 2002.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain biographical information concerning each of the Company's Directors and its executive officers.

Information concerning the Company's Directors

Richard A. Hoel, age 55, was appointed as a Director of the Company on February 18, 1998, and on September 27, 2001, he was appointed Chairman of the Board. He was a founder and has been a senior shareholder of Winthrop & Weinstine, P.A., the Company's law firm, since February 1979. Mr. Hoel serves as a member of the board of directors of a number of privately-held companies. Mr. Hoel is a governor and member of Minnesota ASE, LLC, the Company's majority shareholder.

Charles H. Loux, age 54, has been the President and Chief Executive Officer of the Company since October 1, 1999. He was appointed to the Company's Board of Directors effective October 1, 1999. Prior to joining the Company, Mr. Loux was employed for 15 years at GE Aircraft Engines where his most recent position was Manager of Customer Facility Support.

A. L. Maxson, age 67, was elected to the Company's Board of Directors effective May 7, 1986. He has been a financial consultant since August 1997. From January 1, 1994 to July 1997, he was the Executive Vice President - Finance and Chief Financial Officer and Director of Great Lakes Aviation, Ltd. Mr. Maxson was a financial consultant from March 1991 until December 1993. From August 1986 until March 1991, he was Vice President, Financial Planning, for Northwest Airlines, Inc.

Dr. Leon E. Ring, age 70, has been retired since October 1999 and has been a Director of the Company since November 1996. From September 23, 1996 until October 1, 1999, he was President and Chief Executive Officer of the Company.

James S. Kowalski, age 57, was appointed as a Director of the Company on September 27, 2001. For more than the last five years, he has been the principal shareholder of Kowalski's Markets, a supermarket chain in Minnesota. Mr. Kowalski is a governor and member of Minnesota ASE, LLC, the Company's majority shareholder.

Thomas L. Auth, age 58, became a Director of the Company on September 27, 2001. Mr. Auth is a private investor. Mr. Auth was the Chief Executive Officer and a Director of ITI Technologies, Inc., a publicly-held company, from 1981 until May 2000. ITI was a leading designer and manufacturer of electronic security products. In May 2000, ITI merged with SLC Technologies, Inc. to form a new publicly-held company, Interlogix, Inc. and Mr. Auth served as Chairman of the Board of Directors of Interlogix until February 2002 when Interlogix was acquired by the General Electric Company. Mr. Auth serves on the Board of Medamicus, Inc., a publicly-held company, and on the Boards of several privately-held companies. He also owns Vomela Specialty Company, a graphics design and manufacturing company. Mr. Auth is also a certified public accountant. Mr. Auth is a governor and member of Minnesota ASE, LLC, the Company's majority shareholder.

Mark D. Pugliese, age 50, was appointed as a Director of the Company on March 20, 2002. He is Executive Vice President, General Counsel and Secretary of Saab Aircraft of America LLC, Celsius Inc. and of Saab Aircraft Leasing, Inc., and is an officer and/or a director of several other indirect, wholly-owned subsidiaries of Saab AB in the United States. Prior to joining Saab Aircraft of America in 1992, Mr. Pugliese was an Associate General Counsel of USAir, Inc.

Patrick J. Donovan, age 49, was appointed as a Director of the Company on September 18, 2002. He is currently a Managing Partner in the firm Drullen McKennessey Management Company. Prior to his current position, Mr. Donovan was the President of the Midwest Area Operations for Wells Fargo Bank.

All directors serve for one year and until their successors are elected and qualified and, unless otherwise noted, have served as a director for the entire fiscal year ended December 31, 2002 through the date of this report. All officers serve at the pleasure of the Board of Directors. There are no family relationships between any of the officers and directors.

Information Concerning the Company's Executive Officers

Donald N. Kamis, who is 60 years old, has been a Vice President of the Company since September 1992. Prior to September 1992, Mr. Kamis was the Vice President of Engineering for FluiDyne and held that position for more than five years.

Grant A. Radinzel, who is 47 years old, has been a Vice President of the Company since June 1995. From 1985 until June 1995, Mr. Radinzel held engineering management and project management positions with the Company.

Richard L. Thomalla, who is 52 years old, has been a Vice President of the Company since March 1998. From September 1996 until March 1998, Mr. Thomalla served the Company as Director of Business Development for Test Cells. Prior to September 1996, Mr. Thomalla served the Company for over 21 years in various positions, including mechanical engineering, engineering management, sales and marketing, and project management.

Steven R. Hedberg, who is 50 years old, has been the Secretary and Treasurer of the Company since March 1998. In addition to these duties, Mr. Hedberg has been the Company's Chief Financial Officer since January 1998. Prior to joining the Company on January 19, 1998, Mr. Hedberg was employed for more than 20 years with Control Data Systems, Inc.

Information Concerning the Board of Directors

During the fiscal year ended December 31, 2002, the Board of Directors held four formal meetings. All of the nominees who were Directors of the Company attended in person or by teleconference all of the board and committee meetings held in 2002 while they were directors of the Company with the following exceptions; Mr. Thomas L. Auth was not available for two board meetings held in 2002 and Mr. James S. Kowalski was not available for two board meetings held in 2002. Board members also met informally during the year to discuss various aspects of the business affairs of the Company.

During the fiscal year ended December 31, 2002, the Audit Committee held five formal meetings. All of the members of the Audit Committee of the Board of Directors of the Company attended in person or by teleconference all of the Audit Committee meetings held in 2002 while they were directors of the Company.

On March 19, 2003, the Board reconfirmed the appointments of A. L. Maxson, Dr. Leon E. Ring, and Patrick J. Donovan to the Audit Committee.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than ten percent of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based upon inquiries made by the Company of its executive officers and directors and of inquiries made of Minnesota ASE, LLC, and Celsius Inc., which are the only persons known to the Company which own more than ten percent of the Common Stock, the Company believes that during 2002, its officers and directors, Minnesota ASE, LLC and Celsius Inc. met all applicable Section 16(a) filing requirements, except for a Form 3 filing for Mr. Mark D. Pugliese that was not filed until March 28, 2003 due to an oversight. The Form 3 for Mr. Pugliese should have been filed by March 30, 2002.

ITEM 11 - EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of the Chief Executive Officer of the Company for services rendered in all capacities during each of the years ended December 31, 2002, 2001 and 2000, and for other executive officers of the Company (the "Named Executive Officers") whose total salary and bonus for the fiscal year ended December 31, 2002 exceeded $100,000 for services in all capacities to the Company. No other executive officer in 2002 earned an annual salary and bonus totaling in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                                              Annual Compensation
                                            ----------------------------------------------------
                                                                                      OTHER ANNUAL        ALL OTHER
NAME AND PRINCIPAL POSITION                 YEAR        SALARY          BONUS         COMPENSATION       COMPENSATION
                                                                                      ------------       ------------
Charles H. Loux                             2002       $162,240       $106,120          $      0          $  2,023(4)
      Director, President and               2001       $155,885       $      0          $      0          $  1,802(4)
      Chief Executive Officer               2000       $150,000       $ 37,500(1)       $      0          $ 18,593(4)

Donald N. Kamis                             2002       $115,550       $ 13,072(2)       $      0          $  3,919(5)
      Vice President, Wind Tunnel           2001       $110,854       $      0          $      0          $  4,023(5)
      Business Development                  2000       $107,703       $      0          $      0          $  3,907(5)

Richard L.Thomalla
        Vice President, Test Cell           2002       $114,569       $ 17,054(2)       $      0          $  3,882(6)
        Business Development                2001       $109,913       $      0          $      0          $  3,986(6)
                                            2000       $104,481       $      0          $      0          $  3,786(6)

Steven R. Hedberg
        Chief Financial Officer,            2002       $ 95,024       $ 26,540(3)       $      0          $  3,443(7)
        Secretary and Treasurer             2001       $ 90,486       $      0          $      0          $  3,286(7)
                                            2000       $ 85,154       $      0          $      0          $  3,085(7)

Grant Radinzel
        Vice President                      2002       $101,560       $ 14,820(2)       $      0          $  3,673(8)
        Business Development                2001       $ 95,506       $      0          $      0          $  3,466(8)
                                            2000       $ 91,154       $      0          $      0          $  3,306(8)


(1)      Of the $37,500, $15,000 was paid in 2000 and $22,500 was paid in 2001.

(2)      These bonus amounts for 2002 performance were paid in 2003.

(3)      Of the $26,540, $12,500 was paid in 2002 and $14,040 was paid in 2003.

(4) Consists of $983, $949 and $949 group life insurance premiums paid by the Company for Mr. Loux in 2002, 2001 and 2000, respectively and $853 and $853 additional term insurance in 2002 and 2001, and $187 of contributions made in 2002 by the Company on behalf of Mr. Loux under the Company's 401(k) retirement savings plan.

(5) Consists of $727, $697 and $676 of group life insurance premiums paid by the Company for Mr. Kamis in 2002, 2001, and 2000 respectively, and $3,192, $3,326 and $3,231 of contributions made in 2002, 2001, and
         2000, respectively, by the Company on behalf of Mr. Kamis under the Company's 401(k) retirement savings plan.

(6) Consists of $718, $689 and $651 in group life insurance premiums paid by the Company for Mr. Thomalla in 2002, 2001 and 2000 and $3,164, $3,297 and $3,135 of contributions made in 2002, 2001 and 2000 by the Company on behalf of Mr. Thomalla under the Company's 401(k) retirement savings plan.

(7) Consists of $592, $571 and $530 in group life insurance premiums paid by the Company for Mr. Hedberg in 2002, 2001 and 2000 and $2,851, $2,715 and $2,555 of contributions made in 2002, 2001 and 2000 by the Company on behalf of Mr. Hedberg under the Company's 401(k) retirement savings plan.

(8) Consists of $626, $601 and $571 in group life insurance premiums paid by the Company for Mr. Radinzel in 2002, 2001 and 2000 and $3,047, $2,865 and $2,735 of contributions made in 2002, 2001 and 2000 by the Company on behalf of Mr. Radinzel under the Company's 401(k) retirement savings plan.

Summary of Plans

Equity Compensation Plans

The Company has no stock option plans and no other equity-based compensation plans.

           Plan Category               Number of Securities to be      Weighted-average exercise         Number of securities
                                        issued upon exercise of           price of outstanding          remaining available for
                                         outstanding options,         options, warrants and rights       future issuance under
                                         warrants and rights                                          equity compensation plans
                                                                                                         (excluding securities
                                                                                                        reflected in column(a))

                                                  (a)                           (b)                           (c)
------------------------------------  ------------------------------  -----------------------------  ----------------------------
Equity compensation plans approved
        by security holders                 Not Applicable                 Not Applicable               Not Applicable
------------------------------------  ------------------------------  -----------------------------  ----------------------------
   Equity compensation plans not
   approved by security holders             Not Applicable                 Not Applicable               Not Applicable
------------------------------------  ------------------------------  -----------------------------  ----------------------------
               Total
------------------------------------  ------------------------------  -----------------------------  ----------------------------


Group Life Insurance

The Company provides group life insurance to all of its full-time employees. The amount of group life insurance on each full-time employee is equal to 150% of the employee's base salary, which excludes any bonus paid to an employee pursuant to any bonus plan adopted by the Company. To the extent that such insurance coverage exceeds $50,000 for any employee, such employee recognizes the cost of such excess insurance as taxable income. The group life insurance premiums paid on behalf of the Named Executive Officers are in the Summary Compensation Table therein under the heading "All Other Compensation."

401(k) Profit Sharing Plan

The Company's ASE, Inc Retirement Savings Plan ("Retirement Savings Plan") is a retirement savings plan under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended ("Code"). Under the present plan, eligible employees may choose to reduce their salary or wages from the Company from 1% to 100% (subject to a maximum reduction of $12,000 per year) and have such amounts contributed to MetLife Defined Contribution Group ("MDCG") under the terms of the Retirement Savings Plan; these amounts are not taxed to the employee at the time of contribution to the Retirement

Savings Plan. Eligible employees turning age 50+ during the current calendar year may also be eligible to make a catch-up contribution of up to $2,000. In addition, eligible employees may elect to reduce their salary or wages from the Company by not less than 1% nor more than 10% and have such amounts contributed to MDCG under the terms of the Retirement Savings Plan; these amounts are taxed to the employee at the time of contribution to the Retirement Savings Plan. Contributions up to 6% of the employee's compensation are matched at a rate of 50% by the Company ("Matching Contributions"). In addition, the Company may, but is not obligated to, make additional contributions to the Retirement Savings Plan. Both the Matching Contributions and the additional discretionary contributions are limited to the Company's accumulated net profits (prior to any deduction of contributions to the Retirement Savings Plan and any federal, state or local income taxes). The maximum annual allocation to an employee's account (including earnings, losses and forfeitures) is the lesser of (i) 100% of their salary or wages, or (ii) $40,000. All contributions under the Retirement Savings Plan are invested (pursuant to several investment choices) by the trustee for the Retirement Savings Plan. The current plan was amended during 2002 to comply with the 2001 tax law changes. The Company's trustee for the Retirement Savings Plan is JP Morgan Chase Manhattan Bank Trust. MDCG is agent to Chase Manhattan Bank Trust.

Distributions of the vested portions of an employee's account balance will typically occur on their employment termination, retirement, death, or disability. Distributions can be made in the form of a lump sum, annuity or installment method of payment, at the discretion of the employee. During the years ending December 31, 2002, 2001, and 2000, $498,480, $800,975, and
$494,229, respectively, were distributed by the Retirement Savings Plan. In 2002, 2001, and 2000, no distributions were made to any executive officer of the Company, including the Named Executive Officers. Benefit amounts credited during 2002, 2001, and 2000 pursuant to the Retirement Savings Plan for the Named Executive Officers, the distribution or unconditional vesting of which are not subject to future events, are included in the Summary Compensation Table under the heading "All Other Compensation."

Employment Agreement

The Company entered into an employment agreement with Charles H. Loux dated August 30, 1999, which provides for a term of one year, commencing on September 20, 1999 and ending September 30, 2000. That agreement was amended and renewed on September 30, 2000, 2001, and most recently on September 30, 2002 (the "Agreement"). The Agreement provides for an annual base salary of $171,000 effective January 1, 2003. The Agreement also provides for an annual incentive bonus based on certain performance criteria set forth in the Agreement; these criteria may be adjusted from time to time by the Board in its sole discretion, but upon consultation with Mr. Loux. The maximum incentive bonus that may be paid with respect to any year cannot exceed 50% of the base salary paid during that year. Under the Agreement, Mr. Loux is entitled to participate in any retirement savings plan, life insurance, health insurance, dental insurance, disability insurance or any other fringe benefit which the Company may from time to time make available to its salaried or executive employees; however, the Company agreed under the Agreement to provide Mr. Loux with term life insurance equal to two and one-half (2-1/2) times his annual base salary. Under the Agreement, if Mr. Loux's employment is terminated by the Board of Directors for reasons other than "cause" (as that term is defined in the Agreement), Mr. Loux is to receive a cash severance payment equal to 12 months' base salary in effect at the time of the termination and a pro-rated bonus. In the Agreement, should Mr. Loux's employment terminate for any reason, he is bound to a covenant not to compete or disclose confidential or secret information for a period of two years after the termination date.

Compensation of Directors

During 2002, Messrs. A. L. Maxson, Dr. Leon E. Ring, and Patrick J. Donovan received an aggregate of $10,000, $10,000 and $4,000, respectively, (plus reimbursement of out-of-pocket expenses in carrying out their responsibilities as a Director) for serving on the Board of Directors of the Company and for serving on the Board's Audit Committee. In 2002, the other members of the Board of Directors received no compensation for serving as Directors but received reimbursement of out-of-pocket expenses incurred in carrying out their responsibilities as Directors of the Company. At this time, only Messrs. Maxson, Ring, and Donovan receive compensation equaling $2,000 per meeting to a maximum of $10,000 per year for serving on the Board of Directors and as committee members.

Report of Board of Directors on Executive Compensation

During the year ended December 31, 2002, the members of the Board of Directors of the Company, with the exception of Charles H. Loux, were not executive officers or employees of the Company or its subsidiaries. For the period after September 25, 2001, Messrs. Richard A. Hoel, James S. Kowalski, and Thomas L. Auth are governors and members of Minnesota ASE, LLC, which owns 51% of the Company's stock. The Company's Board of Directors is responsible for ensuring that compensation for executives is consistent with the Company's compensation philosophy. The Board believes that the Company's executive compensation is reasonable given its financial performance and as compared to other similar companies in the industry.

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

Determination of Compensation of Chief Executive Officer

The CEO's total annual compensation consists of two elements -- annual base salary and annual incentive bonus. Charles Loux's annual base salary for 2002 was determined in part by comparison to the annual salaries of chief executive officers of other companies of similar size and complexity. The annual incentive bonus component of Charles Loux's 2002 compensation plan was determined by establishing certain levels of financial performance of the Company as compared to the pre-determined annual budget and certain other factors. The factors and performance thresholds for 2002 were determined in the first quarter of that year by agreement between Charles Loux and Mr. Richard A. Hoel, the Chairman of the Board, which was ratified by the Board. For the year ended December 31, 2002, 80% of Charles Loux's total available incentive bonus was based on the Company reaching certain levels of net income in 2002 as compared to the annual budget. The remaining 20% of Charles Loux's 2002 incentive bonus was determined in the Board's discretion after reviewing his overall performance. For 2002, Charles Loux did receive an annual incentive bonus.

The Board believes that its current compensation philosophy and approach has served the Company's shareholders fairly, and it plans to continue the same compensation philosophy and approach for the foreseeable future.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of the Common Stock of the Company as of March 25, 2003 by each shareholder who is known by the Company to own beneficially more than 5% of the outstanding Common Stock, by each director, by each executive officer named in the Summary Compensation Table, and by all executive officers and directors as a group. If the name of a director, or executive officer named in the Summary Compensation Table is not shown, the person beneficially owns no Common Stock. Except as may be disclosed in the footnotes to the following table, none of the shareholders listed below beneficially owns common stock of the Company's parent(s) or subsidiaries other than through their ownership of the Company's Common Stock.

Name and Address              Amount and Nature of
of Beneficial Owner         Beneficial Ownership (1)      Percent of Class (4)
-------------------         ------------------------     --------------------

Minnesota ASE, LLC                     2,245,000                51.0%
222 South 9th Street
Suite 3000
Minneapolis, MN 55402

Celsius Inc.                           1,277,073                29.0%
21300 Ridgetop Circle
Sterling, VA 20166

Richard A. Hoel                          673,500(2)             15.3%
60 South Sixth Street
Suite 3000
Minneapolis, MN 55402

James S. Kowalski                        673,500(2)             15.3%
4716 Bouleau
White Bear Lake, MN 55110

Thomas L. Auth                           449,000(2)             10.2%
8 Evergreen Road
North Oaks, MN 55127

A. L. Maxson                             106,950                 2.4%
5848 Long Brake Trail
Edina, MN 55438

Donald N. Kamis                           19,492                   *
920 Brockton Lane
Plymouth, MN 55447

Dr. Leon E. Ring                           2,300                   *
2025 Shoreline Drive
Mt. Juliet, TN 37122

All executive officers
and directors
as a group (12 persons)                1,925,742(3)             43.8%

-------------------------

*        Less than one percent.

(1) Except as otherwise noted, each person or group has sole voting and investment power with respect to, and directly owns, all outstanding shares.

(2) Reflects shares of Company Common Stock held indirectly by the named directors as a result of their interest in Minnesota ASE, LLC. Messrs. Hoel and Kowalski each own 30% of Minnesota ASE, LLC and Messr. Auth owns 20% of Minnesota ASE, LLC. These individuals disclaim beneficial ownership of securities held by Minnesota ASE, LLC, except to the extent of their pecuniary interest in the securities. These share amounts are included in the 2,245,000 shares held by Minnesota ASE, LLC.

(3) This amount includes 1,796,000 of shares identified with Messrs Hoel, Kowalski and Auth which are included in the identified Minnesota ASE, LLC shares. The amount of shares held by executive officers and directors other than the shares associated with Minnesota ASE, LLC is 129,742.

(4) The percentage calculation is based on 4,401,625 shares outstanding at March 25, 2003.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Until September 25, 2001, Celsius Inc., a subsidiary of Saab AB, owned approximately 80% of the Company's outstanding Common Stock. Prior to this date, Celsius Inc. guaranteed certain bank lines of credit granted to the Company by Skandinaviska Enskilda Banken ("SEB"). In addition, during the same period of 2001, Celsius Inc. provided customer assistance and consulting services to the Company. As consideration for such guarantees, customer assistance and consulting services, the Company incurred and paid interest charges (or fees) to Celsius Inc. in the amount of $140,000 for the period of January 1, 2001 to September 25, 2001. During this same period up to September 25, 2001, the bank lines of credit to the Company from SEB were in the amount of $6,000,000. Although the line of credit had a $6,000,000 limit, Celsius Inc. allowed the Company to exceed this limit for short periods of time. The portion over $6,000,000 was assessed a higher interest rate. To secure the guarantees by Celsius Inc. of such lines of credit and to secure any other present or future obligations of the Company to Celsius Inc., the Company granted security interests to Celsius Inc. in substantially all of the Company's assets. This line of credit was paid off and terminated on September 25, 2001, as part of the transaction of Minnesota ASE, LLC acquiring 51% of the outstanding shares of common stock of the Company.

On September 25, 2001, Celsius Inc. sold 2,245,000 shares of the Company's Common Stock, or 51% of the total outstanding shares of common stock of ASE, to Minnesota ASE, LLC. Related to this transaction, the Company secured new bank financing agreements with M&I Marshall & Ilsley Bank for operating funds and future letter of credit needs. These new agreements are asset-based collateral agreements, with the funds available under these agreements determined by the available securable assets at any point in time, up to a maximum of $6,000,000 of operating funds and $3,000,000 of letter of credit funds. Also related to this transaction, Celsius Inc. agreed to continue to hold until scheduled maturity certain existing bank guarantees that were previously provided to a few of the Company's customers, and Celsius Inc. provided a three-year $1,500,000 loan to the Company at 8% per year, which is subordinated debt to the bank agreement.

This loan is collateralized by a third party pledge by Minnesota ASE, LLC, of the shares of ASE purchased by Minnesota ASE, LLC, from Celsius Inc. The Company also provided an indemnification agreement to Celsius Inc. to secure Celsius Inc.'s interest in the above items. The Company's obligations under the three-year Note are secured by a Security Agreement between the Company and Celsius Inc. and by a combination Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement between the Company and Celsius Inc. pursuant to which all of the personal and fixture assets of the Company are pledged as collateral. The Company, Minnesota ASE, LLC and Celsius Inc., in connection with the foregoing loan and security arrangements, are party to a Stockholders Agreement (the "Stockholders Agreement"). The Stockholders Agreement provides, among other things, for Celsius to have a designee on the Company's Board of Directors so long as it holds at least 10% of the outstanding common shares, a right of first refusal in certain circumstances with respect to any sale of shares by a shareholder to a third party, tag-along rights with respect to sales of stock to third parties, and certain registration rights of shareholders in the event of any public offering of the stock of the Company. In March of 2003, in connection with Celsius Inc. providing an extension to a down payment letter of credit to one of the Company's customers, the Company repaid to Celsius Inc., $500,000 of the $1,500,000 three-year Note.

On September 25, 2001, Minnesota ASE, LLC, loaned the Company $2,600,000 in order to supplement bank financing, and $2,300,000 of the balance was repaid prior to year end, leaving an outstanding balance of $300,000. The remaining $300,000 has been converted to a note bearing interest at 8% and does not have a stated due date. During 2002, Minnesota ASE, LLC loaned the Company an additional $200,000, leaving an outstanding balance of $500,000 at December 31, 2002.

For the period of January 1, 2002 through December 31, 2002, Minnesota ASE, LLC charged the Company as consideration for such guarantees and for certain administrative support provided and the Company paid a fee of $180,000. The Company presently pays no compensation to board members that are affiliated with Minnesota ASE, LLC.

The Company's chairman is a senior shareholder and founder of Winthrop & Weinstine, P.A., the Company's general counsel. Winthrop & Weinstine, P.A. has acted as general counsel to the Company since 1977. The Company has paid Winthrop & Weinstine, P.A. $266,916 for legal services and reimbursement of costs incurred during the period from January 1, 2002 to December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Aero Systems Engineering, Inc.
                                           (Registrant)



April 28, 2003                             By: /s/ Charles H. Loux
--------------                             -------------------------------------
Date                                       Charles H. Loux, President and Chief
                                           Executive Officer



April 28, 2003                             By: /s/ Steven R. Hedberg
--------------                             -------------------------------------
Date                                       Steven R. Hedberg, Secretary and
                                           Treasurer

                                 CERTIFICATIONS

I, Charles H. Loux, certify that:

     1. I have reviewed this annual report on Form 10-K/A, Amendment No. 1, of Aero Systems Engineering, Inc.;

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

     Date: April 28, 2003
                                               Aero Systems Engineering, Inc.



                                               By: /s/ Charles H. Loux
                                                  ---------------------
                                                  Charles H. Loux
                                                  President and CEO

                                 CERTIFICATIONS

I, Steven R. Hedberg, certify that:

     1. I have reviewed this annual report on Form 10-K/A, Amendment No. 1, of Aero Systems Engineering, Inc.;

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

     Date: April 28, 2003
                                       Aero Systems Engineering, Inc.


                                       By: /s/ Steven R. Hedberg
                                          -------------------------
                                       Steven R. Hedberg
                                       CFO, Secretary and Treasurer