Form 10-Q
period 2003-03-31
AERO SYSTEMS ENGINEERING INC
filed 2003-05-05
CIK 2589

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended March 31, 2003

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from                 to

         Commission file number 0-7390

                         Aero Systems Engineering, Inc.
                         ------------------------------

             (Exact name of registrant as specified in its charter)

         Minnesota                                          41-0913117
         ----------------------------------------------------------------------
         (State or other jurisdiction of                    (I.R.S  Employer
           incorporation or organization)                   Identification No.)

         358 East Fillmore Avenue, St. Paul, Minnesota           55107
         ----------------------------------------------------------------
         (Address of principal executive offices)              (Zip Code)

         Registrant's telephone number, including area code 651-227-7515
                                                            ------------

         Securities registered pursuant to Section 12(g) of the Act. Common Stock, Par value, $.20 per share.

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

                                 Yes [ ]  No  [X]


         As of March 31, 2003, 4,401,625 shares of common stock, par value $.20 per share, were outstanding.

                         AERO SYSTEMS ENGINEERING, INC.


                                    Form 10-Q


                          Quarter Ended March 31, 2003
                                Table of Contents

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         AERO SYSTEMS ENGINEERING, INC.
                            CONDENSED BALANCE SHEETS

                                                March 31,      December 31,
                            ASSETS                2003             2002
                            ------            -------------    -------------
                                               (Unaudited)        (Note)
                                            (000's omitted, except share data)
CURRENT ASSETS

Cash and cash equivalents                     $       3,361    $       3,234
Accounts Receivable, net                              5,884            6,672
Costs and Estimated Earnings in
         Excess of Billings on Uncompleted
         Contracts                                    6,829            6,361
Inventories:
         Materials and Supplies                         711              843
         Projects in Process                            771              360
Prepaid Expenses                                        325              342
Deferred Income Taxes                                   998              998
                                              -------------    -------------

         Total Current Assets                        18,879           18,810

PROPERTY, PLANT AND EQUIPMENT

Land                                                    486              486
Buildings                                             3,025            3,025
Furniture, Fixtures, & Equipment                      9,134            9,038
Wind Tunnels & Instrumentation                        3,261            3,227
Building Improvements                                 1,570            1,570
                                              -------------    -------------
                                                     17,476           17,346
Less Accumulated Depreciation                        13,531           13,225
                                              -------------    -------------
Property, Plant, and Equipment, net                   3,945            4,121
                                              -------------    -------------


Total Assets                                  $      22,824    $      22,931
                                              =============    =============

                         AERO SYSTEMS ENGINEERING, INC.
                            CONDENSED BALANCE SHEETS
                                   (continued)

                                                          March 31,      December 31,
                               LIABILITIES                   2003             2002
                               -----------              -------------    -------------
                                                           (Unaudited)       (Note)
                                                      (000's omitted, except share data)
CURRENT LIABILITIES

Current Maturities of
           Capital Lease Obligations                    $         122    $         122
Notes Payable                                                       0                0
Notes Payable with related parties                                500              500
Accounts Payable:
           Trade                                                2,900            2,162
           Related parties                                         42               30
Billings in Excess of Costs and Estimated
           Earnings on Uncompleted Contracts                    4,438            3,431
Accrued Warranty and Losses                                       493              493
Accrued Salaries and Wages                                      1,168            1,135
Income Tax Payable                                                182              358
Other Accrued Liabilities                                       3,971            5,509
                                                        -------------    -------------

           Total Current Liabilities                           13,816           13,740

OTHER LIABILITIES

Long-term debt with related parties                             1,000            1,500
Capital Lease Obligations,
           Less Current Maturities                                 76               82
Deferred Income Taxes                                             378              378

STOCKHOLDERS' EQUITY

Common Stock, $.20 par value
           Authorized shares - 10,000,000
           Issued and outstanding shares - 4,401,625              880              880
Additional  Paid-in Capital                                       900              900
Retained Earnings                                               5,774            5,451
                                                        -------------    -------------

           Total Stockholders' Equity                           7,554            7,231
                                                        -------------    -------------

Total Liabilities and Stockholders' Equity              $      22,824    $      22,931
                                                        =============    =============


Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                         AERO SYSTEMS ENGINEERING, INC.
                        CONDENSED STATEMENTS OF EARNINGS


                                         Three Months Ended
                                              March 31,
                                  ----------------------------------
                                      2003                   2002
                                  -----------            -----------
                                  (Unaudited)               (Note)
                                  (000's omitted, except share data)
Earned Revenue                    $     9,427            $     8,927
Cost of Earned Revenue                  7,264                  7,116
                                  -----------            -----------

              Gross Profit              2,163                  1,811

Operating Expenses                      1,602                  1,424
                                  -----------            -----------

              Operating Profit            561                    387

Other Income (Expense)
              Interest Expense            (66)                   (91)
              Other                        23                     (3)
                                  -----------            -----------
                                          (43)                   (94)
                                  -----------            -----------

Income Before Income Taxes                518                    293

Income Tax Expense                        195                    100
                                  -----------            -----------

              Net Income          $       323            $       193
                                  ===========            ===========

NET INCOME PER SHARE              $      0.07            $      0.04
                                  ===========            ===========

Dividends per Share                  None                   None


See accompanying notes.

                         AERO SYSTEMS ENGINEERING, INC.
                            STATEMENTS OF CASH FLOWS

                                                                     Three Months Ended
                                                                        March 31,
                                                               ---------------------------
                                                                   2003           2002
                                                               -----------     -----------
                                                               (Unaudited)       (Note)
                                                                     (000's omitted)
OPERATING ACTIVITIES
Net Income                                                     $       323     $       193
Adjustment to reconcile net income  to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                                  306             339
        Changes in operating assets and liabilities:
            Accounts receivable                                        788          (3,895)
            Costs and estimated earnings in excess of
               billings on uncompleted contracts                      (468)            (67)
            Inventories                                               (279)           (240)
            Prepaid expenses and other, net                             17              82
            Accounts payable and accrued expenses                     (755)          1,968
            Income tax payable                                        (176)             69
            Billings in excess of costs and estimated
               earnings on uncompleted contracts                     1,007           1,394
                                                               -----------     -----------
Net Cash Provided by (Used in) operating activities                    763            (157)

INVESTING ACTIVITIES
Capital expenditures                                                  (130)            (43)
                                                               -----------     -----------
Net cash used in investing activities                                 (130)            (43)

FINANCING ACTIVITIES
Net (repayments) borrowings under line of credit agreements              0             175
Principal payments on borrowings from related parties                 (500)             --
Principal payments under capital lease obligations                      (6)            (17)
                                                               -----------     -----------
Net cash provided by (used in) financing activities                   (506)            158

                                                               -----------     -----------
Net increase (decrease) in cash and cash equivalents                   127             (42)
Cash and cash equivalents at beginning of year                       3,234              97
                                                               -----------     -----------
Cash and cash equivalents at end of quarter                    $     3,361     $        55
                                                               ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the quarter for:
     Interest                                                       14,978          22,795

     Income Taxes                                                      371              --

See accompanying notes.

                         AERO SYSTEMS ENGINEERING , INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2003

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

NOTE B - INCOME TAXES

         Income taxes are provided on an interim basis based upon management's estimate of the annual effective tax rate.

NOTE C - CONTRACTS IN PROCESS

         Information with respect to contracts in process follows:

                                                     March 31,    March 31,
                                                       2003          2002
                                                     ---------    ---------
                                                        (000's omitted)
Costs Incurred on Uncompleted Contracts              $  49,501    $  41,594
Estimated Earnings Thereon                              10,927       14,535
                                                     ---------    ---------

Total Earned Revenue on Uncompleted Contracts           60,428       56,129
Less Billings Applicable thereto                        58,037       54,270
                                                     ---------    ---------

                                                     $   2,391    $   1,859
                                                     =========    =========

Included in Accompanying Balance Sheet
  Under Following Captions:
        Costs and Estimated Earnings in Excess of
           Billings on Uncompleted Contracts         $   6,829    $   4,944
        Billings in Excess of Costs and Estimated
           Earnings on Uncompleted Contracts             4,438        3,085
                                                     ---------    ---------

                                                     $   2,391    $   1,859
                                                     =========    =========


NOTE C - CONTINGENCIES AND COMMITMENTS

         Guarantees of approximately $3,732,150 were outstanding on March 31, 2003 to various customers as bid bonds or in exchange for down payments or warranty performance bonds.

                         AERO SYSTEMS ENGINEERING, INC.


Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

In addition to historical information, this Quarterly Report contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause a difference include, but are not limited to, general economic conditions, the condition of the aerospace industry, signing of future contracts, competitive factors and other risks detailed from time to time in the Company's reports to the SEC, including the report on Form 10-K for the year end December 31, 2002. Actual results may vary materially from those anticipated.

Results of Operations

First quarter 2003 (All dollar amounts are in thousands.)

Worldwide revenue for first quarter 2003 totaled $9,427, which was a 6% increase from $8,927 in first quarter of last year. Net income for first quarter of 2003 was $323 as compared to the first quarter net income of $193 last year.

Backlog of orders as of March 31, 2003 was $26,495 as compared with $21,308 and $30,826 as of December 31, 2002 and March 31, 2002, respectively. The change from December 31, 2002 represents a 24% increase. The total orders received during the first quarter were $14,600.

The revenue increase was mostly attributable to the increase in the orders in process. The improvement in net income in the first quarter 2003 as compared to the prior year was due to the increased level of orders during the last six months and due to lower interest expense resulting from lower debt levels.

Gross profit for first quarter of 2003 was $2,163 or 23% of revenue as compared to $1,811 or 20% of revenue during the same period of last year. This represents a 15% improvement on a percentage of revenue basis and is mostly the result of work shifting to slightly higher margin projects in the test cell portion of the business during the first quarter 2003.

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

                         AERO SYSTEMS ENGINEERING, INC.

Selling, general and administrative expenses of $1,521 were 16% of revenues during first quarter 2003 as compared to $1,346 and 15% during the same period of last year. This increase of $175 is mostly related to increased direct selling activities.

Research and development expenses were $81 during first quarter of 2003 as compared to $78 in the same period in 2002. This is an increase of $3 or 4%. During 2003, additional R & D will be incurred for continued enhancements to the ASE2000, aero-acoustic analysis and new product initiatives.

Interest expense of $66 was incurred during the first quarter 2003 as compared to $91 from the same period in the prior year. The average amount of borrowings outstanding has decreased in the first quarter 2003 as compared to the first quarter of last year mostly due to the timing of milestone invoice payments on existing contracts.

Income tax expense was $195 for the first quarter 2003 as compared to $100 for the first quarter of 2002. Income taxes are provided on an interim basis based upon management's estimate of the annual effective tax rate.

Financial Condition

Accounts receivable at the end of first quarter 2003 was $5,884 as compared with the year end balance of $6,672. This decrease of $788 was due mainly to the timing of billing milestones on several large contracts.

Costs and estimated earnings in excess of billings on uncompleted contracts at the end of first quarter 2003 was $6,829, which is an increase of $468 or 7% as compared with the year-end 2002 balance. The Company recognizes profit on long-term projects on the percentage of completion basis, which permits earned revenue to be recognized prior to the time that progress payments are billed. When this occurs, amounts are added to this asset account for the recognition of earned revenue prior to the billing of progress payments. The increase since year-end is due to the timing of billing milestones related to the contracts. Billings are a function of contract terms and do not necessarily relate to the percentage of completion of a project.

Current notes payable balances totaled $500 as compared to the year-end 2002 balance of $500. For the first three months of 2003, positive cash flows from operations were $763, which enabled the Company to maintain no borrowings under its line of credit and to slightly improve its cash position to $3,361 as of March 31, 2003.

Accounts payable and accrued expenses at the end of first quarter 2002 decreased $931 or 10% as compared to the year-end 2002 balance. This was primarily due to a decrease in accrued job costs relating to ongoing projects.

Billings in excess of costs and estimated earnings on uncompleted contracts at the end of first quarter 2003 increased $1,007 to $4,438 compared to the year-end 2002 balance of $3,431. The increase since year-end is due to the timing of billing milestones related to contracts. Billings are a function of contract terms and do not necessarily relate to the percentage of completion of a project.

Liquidity and Capital Resources

The Company has consistently relied upon bank credit lines during recent years as a source of its working capital resources and liquidity. During the third quarter 2001, Celsius Inc. sold 51% of the total outstanding shares of common stock of ASE to Minnesota ASE, LLC. Related to this transaction, the

                         AERO SYSTEMS ENGINEERING, INC.

Company has secured new bank financing agreements for operating funds and future letter of credit needs. These new agreements are asset based collateral agreements, with the funds available under these agreements determined by the available securable assets at any point in time, up to a maximum of $6,000 of operating funds, and $4,000 of letter of credit funds with the combined maximum of the two lines not exceeding $9,000. Also related to the transaction, Celsius Inc. agreed to continue to hold certain existing bank guarantees until maturity that were previously provided to a few of the Company's customers, and Celsius Inc. provided a three year $1,500 loan to the Company at 8% per year, which is subordinated debt under the new bank agreement. The Company provided an indemnification agreement to Celsius Inc. to secure Celsius Inc.'s interest in the above items. In March of 2003, in connection with Saab AB providing an extension to a down payment letter of credit to one of the Company's customers, the Company repaid to Celsius Inc., $500,000 of the $1,500,000 three-year note. The average amounts outstanding and funds available on the operating line and letter of credit during the first quarter 2003 were $0 outstanding on $2,876 available and $2,108 outstanding on $4,000 available, respectively.

At the end of the first quarter 2003, the Company had notes payable balances of $500 current and $1,000 long term. The current notes payable balance of $500 consisted of interim loans provided by Minnesota ASE, LLC. The $500 note to Minnesota ASE, LLC is at 8% per year and does not have a stated maturity date. The Company believes that bank lines of credit, along with cash flows from continuing operations, are adequate to support the Company's cash needs for the immediate future.

Capital expenditures during the first quarter 2003 were $130 as compared to $43 for the same period of last year. This increase of $87 is the result of the timing of the major capital acquisitions during 2003. Additional capital expenditures will be used to acquire additional equipment for research and development projects, facility improvements and desktop upgrades. We expect the total capital expenditures for the year ending December 31, 2003 to approximate the year ended December 31, 2002.

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

Forward-Looking Information

Highly competitive market conditions have necessitated the Company to initiate productivity improvements and cost reduction programs to increase margins.

Looking ahead throughout the remainder of 2003, the amount of business in backlog and the number of proposals outstanding should provide a solid base for the remainder of the year.

                         AERO SYSTEMS ENGINEERING, INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Changes in Internal Controls

We maintain a system of internal accounting controls that are designed to provide reasonable assurances that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the quarter ended March 31, 2003, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of evaluation referenced in the paragraph above.

                         AERO SYSTEMS ENGINEERING, INC.


PART II - OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K

         (a)      Exhibits 99.1 (Certification of Chief Financial Officer) and
                  99.2 (Certification of Chief Executive Officer).

         (b) On February 4, 2003, the registrant filed a Form 8-K report to release announcing the year end 2002 financial results. On March 6, 2003, the registrant filed a Form 8-K report announcing two major contract awards.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: April 29, 2003


                                                 /s/ Charles H. Loux
                                      ------------------------------------------
                                      Charles H. Loux, President and CEO

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

Date: April 29, 2003
                                              Aero Systems Engineering, Inc.


                                          By:        /s/ Charles H. Loux
                                              ----------------------------------
                                              Charles H. Loux, President and CEO

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

Date: April 29, 2003
                                 Aero Systems Engineering, Inc.

                             By:               /s/ Steven R. Hedberg
                                 -----------------------------------------------
                                 Steven R. Hedberg, CFO, Secretary and Treasurer