Form 10-Q
period 2003-06-30
AERO SYSTEMS ENGINEERING INC
filed 2003-08-08
CIK 2589

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from                   to

       Commission file number 0-7390

                         Aero Systems Engineering, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Minnesota                                        41-0913117
       -------------------------------------------------------------------------
       (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                  Identification No.)

       358 East Fillmore Avenue, St. Paul, Minnesota         55107
       -------------------------------------------------------------------------
       (Address of principal executive offices)            (Zip Code)

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

                                    Yes   X    No
                                        -----     -----

       Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act).

                                    Yes        No   X
                                        -----     -----


       As of June 30, 2003, 4,401,625 shares of common stock, par value $.20 per share, were outstanding.

                         AERO SYSTEMS ENGINEERING, INC.


                                    Form 10-Q

                           Quarter Ended June 30, 2003
                                Table of Contents

                                                                        Page
                                                                        ----
PART I - FINANCIAL INFORMATION

Item 1             Financial Statements                                   3

Item 2             Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          9

Item 3             Quantitative and Qualitative Disclosures              12
                   about Market Risk

Item 4             Controls and Procedures                               12




PART II - OTHER INFORMATION

Item 6             Exhibits and Reports on Form 8-K                      13

Signatures                                                               13

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                        AERO SYSTEMS ENGINEERING, INC.
                                           CONDENSED BALANCE SHEETS

                                                 June 30,          December 31,
              ASSETS                               2003               2002
              ------                            ----------         ------------
                                               (Unaudited)           (Note)
                                             (000's omitted, except share data)
CURRENT ASSETS

Cash and Cash Equivalents                       $    1,322         $     3,234
Accounts Receivable, net                             6,044               6,672
Costs and Estimated Earnings in
      Excess of Billings on Uncompleted
      Contracts                                      5,798               6,361
Inventories:
      Materials and Supplies                           645                 843
      Projects in Process                              325                 360
Prepaid Expenses                                       145                 342
Deferred Income Taxes                                  998                 998
                                                ----------         -----------
      Total Current Assets                          15,277              18,810
                                                ----------         -----------

PROPERTY, PLANT AND EQUIPMENT

Land                                                   486                 486
Buildings                                            3,025               3,025
Furniture, Fixtures, & Equipment                     9,431               9,038
Wind Tunnels & Instrumentation                       3,291               3,227
Building Improvements                                1,570               1,570
                                                ----------         -----------
                                                    17,803              17,346
Less Accumulated Depreciation                       13,836              13,225
                                                ----------         -----------
Property, Plant, and Equipment, net                  3,967               4,121
                                                ----------         -----------
Total Assets                                       $19,244             $22,931
                                                ==========         ===========

                         AERO SYSTEMS ENGINEERING, INC.
                            CONDENSED BALANCE SHEETS
                                   (continued)

                                                           June 30,          December 31,
                              LIABILITIES                    2003                 2002
                              -----------                 ----------         -------------
                                                          (Unaudited)            (Note)
                                                         (000's omitted, except share data)
CURRENT LIABILITIES

Current Maturities of
        Capital Lease Obligations                         $       28         $      122
Notes Payable with Related Parties                               500                500
Accounts Payable:
        Trade                                                  2,125              2,162
        Related parties                                           53                 30
Billings in Excess of Costs and Estimated
        Earnings on Uncompleted Contracts                      1,554              3,431
Accrued Warranty and Losses                                      453                493
Accrued Salaries and Wages                                     1,244              1,135
Income Tax Payable                                               137                358
Other Accrued Liabilities                                      3,864              5,509
                                                          ----------         ----------
        Total Current Liabilities                              9,958             13,740
                                                          ----------         ----------

OTHER LIABILITIES

Long-term Debt with Related Parties                            1,000              1,500
Capital Lease Obligations,
        Less Current Maturities                                   69                 82
Deferred Income Taxes                                            378                378

STOCKHOLDERS' EQUITY

Common Stock, $.20 par value
        Authorized shares - 10,000,000
        Issued and outstanding shares - 4,401,625                880                880
Additional Paid-in Capital                                       900                900
Retained Earnings                                              6,059              5,451
                                                          ----------         ----------
        Total Stockholders' Equity                             7,839              7,231
                                                          ----------         ----------
Total Liabilities and Stockholders' Equity                $   19,244         $   22,931
                                                          ==========         ==========

----------

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                         AERO SYSTEMS ENGINEERING, INC.
                        CONDENSED STATEMENTS OF EARNINGS

                                            Three Months Ended                        Six Months Ended
                                                 June 30,                                  June 30
                                     --------------------------------          --------------------------------
                                         2003                 2002                 2003                 2002
                                     -----------          -----------          -----------          -----------
                                     (Unaudited)          (Unaudited)          (Unaudited)          (Unaudited)
                                                       (000's omitted, except share data)

Earned Revenue                       $     9,757          $    10,973          $    19,184          $    19,900
Cost of Earned Revenue                     7,580                8,520               14,844               15,636
                                     -----------          -----------          -----------          -----------

        Gross Profit                       2,177                2,453                4,340                4,264

Operating Expenses                         1,710                1,579                3,312                3,003
                                     -----------          -----------          -----------          -----------

        Operating Profit                     467                  874                1,028                1,261

Other (Income) Expense
        Interest Expense                      65                   86                  131                  177
        Other                                (19)                  (7)                 (42)                  (4)
                                     -----------          -----------          -----------          -----------
                                              46                   79                   89                  173
                                     -----------          -----------          -----------          -----------

Income Before Income Taxes                   421                  795                  939                1,088

Income Tax Expense                           137                  270                  332                  370
                                     -----------          -----------          -----------          -----------

        Net Income                   $       284          $       525          $       607          $       718
                                     ===========          ===========          ===========          ===========

NET INCOME PER SHARE                 $      0.06          $      0.12          $      0.14          $      0.16
                                     ===========          ===========          ===========          ===========

Number of Shares Outstanding           4,401,625            4,401,625            4,401,625            4,401,625
Dividends per Share                         None                 None                 None                 None

                         AERO SYSTEMS ENGINEERING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                           Six Months Ended
                                                                               June 30,
                                                                    ------------------------------
                                                                       2003                2002
                                                                    ----------          ----------
                                                                    (Unaudited)         (Unaudited)
                                                                            (000's omitted)
OPERATING ACTIVITIES
Net income                                                          $      607          $      718
Adjustment to reconcile net income  to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                      611                 702
        Changes in operating assets and liabilities:
           Accounts receivable                                             628              (1,283)
           Costs and estimated earnings in excess of
            billings on uncompleted contracts                              563                (787)
           Inventories                                                     233                 (40)
           Prepaid expenses and other, net                                 197                 183
           Accounts payable and accrued expenses                        (1,589)              2,452
           Income tax payable                                             (221)                153
           Billings in excess of costs and estimated
            earnings on uncompleted contracts                           (1,877)              1,464
                                                                    ----------          ----------
Net cash provided by (used in) operating activities                       (848)              3,562

INVESTING ACTIVITIES
Capital expenditures                                                      (457)               (189)
                                                                    ----------          ----------
Net cash used in investing activities                                     (457)               (189)

FINANCING ACTIVITIES
Net (repayments) borrowings under line of credit agreements               (500)             (1,700)
Principal payments on borrowings from related parties
Principal payments under capital lease obligations                        (107)                (35)
                                                                    ----------          ----------
Net cash provided by (used in) financing activities                       (607)             (1,735)

                                                                    ----------          ----------
Net increase (decrease) in cash and cash equivalents                    (1,912)             (1,924)
Cash and cash equivalents at beginning of year                           3,234                  97
                                                                    ----------          ----------
Cash and cash equivalents at end of quarter                         $    1,322          $    1,735
                                                                    ==========          ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the quarter for:
      Interest                                                              43                  43

                         AERO SYSTEMS ENGINEERING , INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 June 30, 2003

NOTE A - BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ending June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

NOTE B - INCOME TAXES

    Income taxes are provided on an interim basis based upon management's estimate of the annual effective tax rate.

NOTE C - CONTRACTS IN PROCESS

    Information with respect to contracts in process follows:

                                                          June 30,        June 30,
                                                            2003            2002
                                                          --------        --------
                                                               (000's omitted)
Costs Incurred on Uncompleted Contracts                   $46,467         $49,313
Estimated Earnings Thereon                                 11,404          17,244
                                                          -------         -------

Total Earned Revenue on Uncompleted Contracts              57,871          66,557
Less Billings Applicable thereto                           53,627          64,048
                                                          -------         -------

                                                          $ 4,244         $ 2,509
                                                          =======         =======


Included in Accompanying Balance Sheet
  Under Following Captions:
        Costs and Estimated Earnings in Excess of
           Billings on Uncompleted Contracts              $ 5,798         $ 5,664
        Billings in Excess of Costs and Estimated
           Earnings on Uncompleted Contracts                1,554           3,155
                                                          -------         -------

                                                          $ 4,244         $ 2,509
                                                          =======         =======

                         AERO SYSTEMS ENGINEERING , INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 June 30, 2003

NOTE D - CONTINGENCIES AND COMMITMENTS

    Guarantees of approximately $3,975,000 were outstanding at June 30, 2003 to various customers as bid bonds or in exchange for down payments or warranty performance bonds.

NOTE E - PRODUCT WARRANTIES

    Aero Systems Engineering, Inc. (ASE) provides a limited standard warranty for all of it's product and services for a period of one year after final acceptance of the work completed and delivered under contract. In certain circumstances, ASE may offer extended warranty terms. ASE's sole liability in respect to any claims under it's warranty is to repair or replace any or all products and services provided which prove to be defective during the warranty period. The warranty reserve is periodically reviewed by manangement and adjusted as need based on current contractual obligations and historical cost information.

    Warranty provisions and claims for the periods ended June 30, 2003 and June 30, 2002 were as follows:

                              Three Months Ended               Six Months Ended
                                   June 30,                        June 30
                            ----------------------          ----------------------
                             2003            2002            2003            2002
                            ------          ------          ------          ------
                                               (000's omitted)
Accrued Warranty
Beginning Balance              400             400             400             400
Warranty provisions             24              48              90             240
Warranty Claims                (24)            (48)            (90)           (240)
                            ------          ------          ------          ------
Ending Balance                 400             400             400             400
                            ======          ======          ======          ======

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

Results of Operations

Three months (second quarter) and six months ended June 30, 2003 (All dollar amounts are in thousands.)

Worldwide revenue for the three months and six months ended June 30, 2003 totaled $9,757 and $19,184 respectively. This represents an 11% and 4% decrease respectively from the $10,973 and $19,900 of revenue for the same periods last year. Net income for the three months and six months ended June 30, 2003 was $284 and $607 respectively as compared to $525 and $718 for the same periods last year. The decrease in revenue and net income was mostly attributable to the lower level of work on the Singapore wind tunnel project during the first six months of 2003 as compared to the same period in 2002 since the project is nearing completion, resulting in lower recognized revenue and profit. This decrease was somewhat offset by an increased level of projects in process during the first three months of 2003 as compared to the same period in 2002 and lower interest expense for the first six months of 2003 as compared to the same period in 2002.

Backlog of orders as of June 30, 2003 was $21,199 as compared with $21,308 and $26,201 as of December 31, 2002 and June 30, 2002, respectively. The change from December 31, 2002 represents a 1% decrease. The total orders received through the six months ended June 30, 2003 were $19,075.

Gross profit for the three months and six months ended June 30, 2003 was $2,177 and $4,340 respectively. This represents 22% and 23% of revenue as compared to $2,453 and $4,264 gross profit respectively or 22% and 21% of revenue for the same periods last year. The $276 decrease in the three months ended June 20, 2003 is a mostly the result of the lower level of work on the Singapore wind tunnel project as it nears completion, resulting in lower recognized gross profit.

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

                         AERO SYSTEMS ENGINEERING, INC.


Selling, general and administrative expenses for the three months and six months ended June 30, 2003 were $1,510 and $3,031 respectively. This represents 15% and 16% of revenue as compared to $1,474 and $2,820 of SG&A expenses respectively or 13% and 14% of revenue for the same periods last year. The increases for both 2003 periods is mostly related to direct marketing activities and additional third party fees related to pursuing strategic alternatives.

Research and development expenses for the three months and six months ended June 30, 2003 was $200 and $281 respectively as compared to $105 and $183 respectively for the same periods in 2002. This increase of $95 for the three months ended June 30, 2003 is mostly related to the focus of certain resources in second quarter 2003 on a couple of larger R&D projects. During 2003, additional R & D will be incurred for continued enhancements to the ASE2000, aero-acoustic analysis and new product initiatives.

Interest expense for the three months and six months ended June 30, 2003 was $65 and $131 respectively as compared to $86 and $177 respectively for the same periods in 2002. The lower interest expense is the result of a lower average amount of borrowings outstanding in the first six months of 2003 as compared to the first six months of last year, the repayment of $500 in March 2003 of the three year $1,500 note to Celsius Inc., now renamed to Saab Holdings U.S., Inc., and a reduction in capital lease interest expense.

Income tax expense for the three months and six months ended June 30, 2003 was $137 and $332 respectively as compared to $270 and $370 for the same periods in 2002. Income taxes are provided on an interim basis based upon management's estimate of the annual effective tax rate.

Financial Condition

Accounts receivable at the end of second quarter 2003 was $6,044 as compared with the year end balance of $6,672. This decrease of $628 was due mainly to the timing of billing milestones on several large contracts.

Costs and estimated earnings in excess of billings on uncompleted contracts at the end of second quarter 2003 was $5,798, which is a decrease of $563 or 9% as compared with the year-end 2002 balance. The Company recognizes profit on long-term projects on the percentage of completion basis, which permits earned revenue to be recognized prior to the time that progress payments are billed. When this occurs, amounts are added to this asset account for the recognition of earned revenue prior to the billing of progress payments. The decrease since year-end is due to the timing of billing milestones related to the contracts. Billings are a function of contract terms and do not necessarily relate to the percentage of completion of a project.

Current notes payable balances totaled $500 as compared to the year-end 2002 balance of $500. This represents a note to Minnesota ASE, LLC that does not have a stated due date.

Accounts payable and accrued expenses at the end of second quarter 2003 decreased $1,589 or 17% as compared to the year-end 2002 balance. This was primarily due to a decrease in accrued job costs relating to ongoing projects.

Billings in excess of costs and estimated earnings on uncompleted contracts at the end of second quarter 2002 decreased $1,877 to $1,554 compared to the year-end 2002 balance of $3,431. The decrease since year-end is due to the timing of billing milestones related to contracts. Billings are a function of contract terms and do not necessarily relate to the percentage of completion of a project.

                         AERO SYSTEMS ENGINEERING, INC.


Liquidity and Capital Resources

The Company has consistently relied upon bank credit lines during recent years as a source of its working capital resources and liquidity. During the third quarter 2001, Celsius Inc. which effective July 1, 2003 has been renamed to Saab Holdings U.S., Inc. ("Saab Holdings") sold 51% of the total outstanding shares of common stock of ASE to Minnesota ASE, LLC. Related to this transaction, the Company has secured new bank financing agreements for operating funds and future letter of credit needs. These new agreements are asset based collateral agreements, with the funds available under these agreements determined by the available securable assets at any point in time, up to a maximum of $6,000 of operating funds, and $4,000 of letter of credit funds. Also related to the transaction, Saab Holdings has agreed to continue to hold certain existing bank guarantees until maturity that were previously provided to a few of the Company's customers, and Saab Holdings has provided a three year $1,500 loan to the Company at 8% per year, which is subordinated debt under the new bank agreement. The Company has provided an indemnification agreement to Saab Holdings to secure Saab Holdings's interest in the above items. In March of 2003, in connection with Saab AB providing an extension to a down payment letter of credit to one of the Company's customers, the Company repaid to Saab Holdings, $500,000 of the $1,500,000 three-year note. The average funds available and amounts outstanding on the operating line and letter of credit during the second quarter 2003 were $0 outstanding on $3,040 available and $2,229 outstanding on $4,000 available, respectively.

At the end of the second quarter 2003, the Company had notes payable balances of $500 current and $1,000 long term. The current notes payable balance of $500 consisted of interim loans provided by Minnesota ASE, LLC. The $500 note to Minnesota ASE, LLC is at 8% per year and does not have a stated maturity date. The Company believes that these bank lines of credit, along with cash flows from continuing operations, are adequate to support the Company's cash needs for the immediate future.

Capital expenditures for the three months and six months ended June 30, 2003 were $327 and $457 respectively as compared to $146 and $189 for the same periods last year. Additional capital expenditures will be used to acquire additional equipment for research and development projects, facility improvements and desktop upgrades. We expect the total capital expenditures for the year ending December 31, 2003 to approximate the year ended December 31, 2002.

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

Forward-Looking Information

Highly competitive market conditions have increased pressure to reduce margins on new contracts. The Company has partially offset this pressure with productivity improvements and cost reduction programs.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (Exchange Act). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our management, including the Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this quarterly report. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2003. There were no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Company's internal controls over financial reporting.

Changes in Internal Controls

We maintain a system of internal accounting controls that are designed to provide reasonable assurances that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the quarter ended June 30, 2003, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of evaluation referenced in the paragraph above.

                         AERO SYSTEMS ENGINEERING, INC.


PART II - OTHER INFORMATION

Item 6:   Exhibits and Reports on Form 8-K

          (a)  Exhibit Number and Description

               31.1 Rule 13a-14(a) Certification of Charles H. Loux, Chief Executive Officer

               31.2 Rule 13a-14(a) Certification of Steven R. Hedberg, Chief Financial Officer

               32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

               32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

          (b) On April 29, 2003, the registrant filed a Form 10K/A Amendment No. 1 to disclose information required by Part III of it's previously filed Form 10K.

          (c)  Reports on Form 8-K

               On August 7, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission, reporting the earnings for the second quarter ended June 30, 2003 and comments on strategic alternatives.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:   August 7, 2003



                                         /s/ Charles H. Loux
                                 ----------------------------------------------
                                 Charles H. Loux, President and CEO

                                         /s/ Steven R. Hedberg
                                 ----------------------------------------------
                                 Steven R. Hedberg, Chief Financial Officer