Form 10-Q
period 2003-09-30
AERO SYSTEMS ENGINEERING INC
filed 2003-11-12
CIK 2589

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2003

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

      As of September 30, 2003, 4,401,625 shares of common stock, par value $.20 per share, were outstanding.

                         AERO SYSTEMS ENGINEERING, INC.


                                    Form 10-Q

                        Quarter Ended September 30, 2003
                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

      Item 1       Financial Statements                                        3

      Item 2       Management's Discussion and Analysis of
                   Financial Condition and Results of Operations               9

      Item 3       Quantitative and Qualitative Disclosures                   12
                   about Market Risk

      Item 4       Controls and Procedures                                    12





PART II - OTHER INFORMATION

      Item 4       Submission of Matters to a Vote of Security Holders        13

      Item 6       Exhibits and Reports on Form 8-K                           14

      Signatures                                                              14

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         AERO SYSTEMS ENGINEERING, INC.
                            CONDENSED BALANCE SHEETS

                                                September 30,     December 31,
                  ASSETS                            2003              2002
                                                   -------           -------
                                                 (Unaudited)         (Note)
                                              (000's omitted, except share data)
CURRENT ASSETS

Cash and cash equivalents                          $ 4,462           $ 3,234
Accounts Receivable, net                             3,503             6,672
Costs and Estimated Earnings in
        Excess of Billings on Uncompleted
        Contracts                                    4,658             6,361
Inventories:
        Materials and Supplies                         586               843
        Projects in Process                            400               360
Prepaid Expenses                                       365               342
Deferred Income Taxes                                  998               998
                                                   -------           -------
        Total Current Assets                        14,972            18,810

PROPERTY, PLANT AND EQUIPMENT

Land                                                   486               486
Buildings                                            3,025             3,025
Furniture, Fixtures, & Equipment                     9,521             9,038
Wind Tunnels & Instrumentation                       3,303             3,227
Building Improvements                                1,570             1,570
                                                   -------           -------
                                                    17,905            17,346
Less Accumulated Depreciation                       14,066            13,225
                                                   -------           -------
Property, Plant, and Equipment, net                  3,839             4,121
                                                   -------           -------

Total Assets                                       $18,811           $22,931
                                                   =======           =======

                                     Page 4
                         AERO SYSTEMS ENGINEERING, INC.
                            CONDENSED BALANCE SHEETS
                                   (continued)

                                                September 30,     December 31,
                 LIABILITIES                        2003             2002
                                                   -------          -------
                                                 (Unaudited)        (Note)
                                              (000's omitted, except share data)
CURRENT LIABILITIES

Current Maturities of
   Capital Lease Obligations                       $    28          $   122
Notes Payable                                           --               --
Notes Payable with related parties                      --              500
Accounts Payable:
   Trade                                               705            2,162
   Related parties                                      41               30
Billings in Excess of Costs and Estimated
   Earnings on Uncompleted Contracts                 2,624            3,431
Accrued Warranty and Losses                            453              493
Accrued Salaries and Wages                           1,124            1,135
Income Tax Payable                                     191              358
Other Accrued Liabilities                            4,292            5,509
                                                   -------          -------

   Total Current Liabilities                         9,458           13,740

OTHER LIABILITIES

Long-term debt with related parties                  1,000            1,500
Capital Lease Obligations,
   Less Current Maturities                              61               82
Deferred Income Taxes                                  378              378

STOCKHOLDERS' EQUITY

Common Stock, $.20 par value
   Authorized shares - 10,000,000
   Issued and outstanding shares - 4,401,625           880              880
Additional  Paid-in Capital                            900              900
Retained Earnings                                    6,134            5,451
                                                   -------          -------
   Total Stockholders' Equity                        7,914            7,231
                                                   -------          -------

Total Liabilities and Stockholders' Equity         $18,811          $22,931
                                                   =======          =======

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                     Page 5
                         AERO SYSTEMS ENGINEERING, INC.
                        CONDENSED STATEMENTS OF EARNINGS

                                 Three Months Ended           Nine Months Ended
                                    September 30                 September 30
                                 2003          2002          2003            2002
                                -------       -------       --------       --------
                              (Unaudited)     (Note)      (Unaudited)       (Note)
                                        (000's omitted, except share data)
Earned Revenue                  $ 7,836       $ 9,442       $ 27,020       $ 29,342
Cost of Earned Revenue            6,073         7,278         20,917         22,712
                                -------       -------       --------       --------

  Gross Profit                    1,763         2,164          6,103          6,630

Operating Expenses                1,568         1,516          4,880          4,721
                                -------       -------       --------       --------

  Operating Profit                  195           648          1,223          1,909

Other Income (Expense)
  Interest Expense                  (68)          (71)          (199)          (248)
  Other                               3            41             45             45
                                -------       -------       --------       --------
                                    (65)          (30)          (154)          (203)
                                -------       -------       --------       --------

Income Before Income Taxes          130           618          1,069          1,706

Income Tax Expense                   54           210            386            580
                                -------       -------       --------       --------

  Net Income                    $    76       $   408       $    683       $  1,126
                                =======       =======       ========       ========

NET INCOME PER SHARE            $  0.02       $  0.09       $   0.16       $   0.26
                                =======       =======       ========       ========

Dividends per Share                None          None           None           None

                         AERO SYSTEMS ENGINEERING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                      Nine Months Ended
                                                                        September 30,
                                                                     2003          2002
                                                                    -------       -------
                                                                  (Unaudited)     (Note)
                                                                       (000's omitted)
OPERATING ACTIVITIES
Net Income                                                          $   683       $ 1,126
Adjustment to reconcile net income  to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                     841           959
      Changes in operating assets and liabilities:
        Accounts receivable                                           3,169           395
        Costs and estimated earnings in excess of
          billings on uncompleted contracts                           1,703        (1,646)
        Inventories                                                     217           (35)
        Prepaid expenses and other, net                                 (23)           46
        Accounts payable and accrued expenses                        (2,714)        2,748
        Income tax payable                                             (167)           --
        Billings in excess of costs and estimated
          earnings on uncompleted contracts                            (807)          171
                                                                    -------       -------
Net Cash Provided by operating activities                             2,902         3,764

INVESTING ACTIVITIES

Capital expenditures                                                   (559)         (340)
                                                                    -------       -------
Net cash used in investing activities                                  (559)         (340)

FINANCING ACTIVITIES

Net (repayments) under line of credit agreements                     (1,000)       (1,700)
Principal payments on borrowings from related parties                    --           (46)
Principal (payments) borrowing under capital lease obligations         (115)          200
                                                                    -------       -------
Net cash (used in) financing activities                              (1,115)       (1,546)

                                                                    -------       -------
Net increase in cash and cash equivalents                             1,228         1,878
Cash and cash equivalents at beginning of year                        3,234            97
                                                                    -------       -------
Cash and cash equivalents at end of quarter                         $ 4,462       $ 1,735
                                                                    =======       =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the quarter for:
       Interest                                                          70            54
Non-Cash Investing and Financing Activities
       Purchase of Equipment under Capital Leases                        --           146

                         AERO SYSTEMS ENGINEERING, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2003

NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ending September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

NOTE B - INCOME TAXES

      Income taxes are provided on an interim basis based upon management's estimate of the annual effective tax rate.

NOTE C - CONTRACTS IN PROCESS

      Information with respect to contracts in process follows:

                                                      September 30,   September 30,
                                                          2003            2002
                                                         -------         -------
                                                             (000's omitted)
Costs Incurred on Uncompleted Contracts                  $50,074         $55,862
Estimated Earnings Thereon                                12,033          19,209
                                                         -------         -------

Total Earned Revenue on Uncompleted Contracts             62,107          75,071
Less Billings Applicable thereto                          60,073          70,410
                                                         -------         -------

                                                         $ 2,034         $ 4,661
                                                         =======         =======

Included in Accompanying Balance Sheet
  Under Following Captions:
       Costs and Estimated Earnings in Excess of
          Billings on Uncompleted Contracts              $ 4,658         $ 6,523
       Billings in Excess of Costs and Estimated
          Earnings on Uncompleted Contracts                2,624           1,862
                                                         -------         -------

                                                         $ 2,034         $ 4,661
                                                         =======         =======

                         AERO SYSTEMS ENGINEERING, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2003

NOTE D - CONTINGENCIES AND COMMITMENTS

      Guarantees of approximately $2,896,000 were outstanding at September 30, 2003 to various customers as bid bonds or in exchange for down payments or warranty performance bonds. Included in this total is approximately $1,604,000 for three down payment guarantees that have expiration dates out to April 30, 2004. The balance of approximately $1,292,000 represents two performance guarantees, one for about $129,000 which expires in December of 2003 and the other for the balance which expires in January of 2005. The Company has not recorded any amounts on the balance sheet and does not expect any claims to be made for any of these guarantees.

NOTE E - PRODUCT WARRANTIES

      Aero Systems Engineering, Inc. (ASE) provides a limited standard warranty for all of it's product and services for a period of one year after final acceptance of the work completed and delivered under contract. In certain circumstances, ASE may offer extended warranty terms. ASE's sole liability in respect to any claims under it's warranty is to repair or replace any or all products and services provided which prove to be defective during the warranty period. The warranty reserve is periodically reviewed by management and adjusted as needed based on current contractual obligations and historical cost information.

      Warranty provisions and claims for the periods ended September 30, 2003 and September 30, 2002 were as follows:

                                   Three Months Ended         Nine Months Ended
                                      September 30              September 30
                                   ------------------         -----------------
                                    2003         2002         2003         2002
                                   ------        ----         ----         ----
                                                  (000's omitted)
      Accrued Warranty
      Beginning Balance              400          400          400          400
      Warranty provisions             22          105          116          345
      Warranty Claims                (22)        (105)        (116)        (345)
                                    ----         ----         ----         ----
      Ending Balance                 400          400          400          400
                                    ====         ====         ====         ====

NOTE F - RECLASSIFICATIONS

      Certain prior year income statement accounts were reclassified to conform to current year reporting. These reclassifications did not have any impact to total revenues, net income or balance sheet accounts as previously reported.

NOTE G -ACQUISITIONS

      On October 31, 2003, Aero Systems Engineering, Inc. acquired 51% ownership of Automation, Manufacturing & Robotic Technologies, LLC (AMR Tec) a robotics integrator. The terms of the acquisition included a payment by ASE at the time of closing of $255,000 and future earn-out payments up to $948,600 based on the financial performance of AMR Tec over a four year period.

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

Results of Operations

Three months (third quarter) and nine months ended September 30, 2003 (All dollar amounts are in thousands.)

Worldwide revenue for the three months and nine months ended September 30, 2003 totaled $7,836 and $27,020 respectively. This represents a 17% and 8% decrease respectively from the $9,442 and $29,342 of revenue for the same periods last year. Net income for the three months and nine months ended September 30, 2003 was $76 and $683 respectively as compared to $408 and $1,126 for the same periods last year. The decrease in revenue and net income was mostly attributable to the lower level of work on the Singapore wind tunnel project during the first nine months of 2003 as compared to the same period in 2002 resulting in lower recognized revenue and profit as the project nears completion. Also, there were fewer wind tunnel and Aerotest Lab projects in process during the third quarter of 2003 as compared to third quarter of 2002.

Backlog of orders as of September 30, 2003 was $16,631 as compared with $21,308 and $27,424 as of December 31, 2002 and September 30, 2002, respectively. The change from December 31, 2002 represents a 22% decrease. The total orders received through the nine months ended September 30, 2003 were $22,343. Of the $10,793 decrease from September 30, 2002, $4,581 is related to the Singapore wind tunnel project and the balance is mostly the result of slower order intake during the third quarter of 2003 as compared to the third quarter of 2002.

Gross profit for the three months and nine months ended September 30, 2003 was $1,763 and $6,103 respectively. This represents 23% of revenue for both periods as compared to $2,164 and $6,630 gross profit respectively or 23% of revenue for the same periods last year. The $401 decrease in the three months ended September 20, 2003 is mostly the result of the lower level of work on the Singapore wind tunnel project as it nears completion, resulting in lower recognized gross profit, and the fewer wind tunnel and Aerotest Lab projects in process as compared to the same period in 2002.

The Company recognizes revenue and profit as work on long-term contracts progresses using the percentage-of-completion method of accounting, which relies on estimates of total expected contract revenues and costs. The Company follows this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Because the financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. Accordingly, favorable changes in estimates result in additional profit recognition, and unfavorable changes in estimates result in the reversal of previously recognized revenue and profits. When estimates indicate a loss under a contract, cost of revenue is charged with a provision for such loss. As work progresses under a loss contract, revenue continues to be recognized, and a portion of the contract costs incurrred in each period is charged to the contract loss reserve.

                         AERO SYSTEMS ENGINEERING, INC.

Selling, general and administrative expenses for the three months and nine months ended September 30, 2003 were $1,467 and $4,498 respectively. This represents 19% and 17% of revenue as compared to $1,436 and $4,458 of SG&A expenses respectively or 15% of revenue for both periods last year. The increase for the comparable third quarter periods was mostly related to increased bid and proposal activities. The increase for the comparable nine month periods is mostly related to direct marketing activities.

Research and development expenses for the three months and nine months ended September 30, 2003 were $101 and $382 respectively as compared to $80 and $263 respectively for the same periods in 2002. The increases of $21 and $119 respectively for the three months and nine months ended September 30, 2003 are mostly related to the focus of certain resources in 2003 on a couple of larger R&D projects. During 2003, additional R & D will be incurred for continued enhancements to the ASE2000, aero-acoustic analysis and new product initiatives.

Interest expense for the three months and nine months ended September 30, 2003 was $68 and $199 respectively as compared to $71 and $248 respectively for the same periods in 2002. The lower interest expense is the result of a lower average amount of borrowings outstanding in the first nine months of 2003 as compared to the first nine months of last year, the repayment of $500 in March 2003 of the three year $1,500 note to Saab Holdings U.S., Inc. (formerly Celsius Inc.) and a reduction in capital lease interest expense.

Income tax expense for the three months and nine months ended September 30, 2003 was $54 and $386 respectively as compared to $210 and $580 for the same periods in 2002. Income taxes are provided on an interim basis based upon management's estimate of the annual effective tax rate.

Financial Condition

Accounts receivable at the end of third quarter 2003 was $3,503 as compared with the year end balance of $6,672. This decrease of $3,169 was due mainly to the timing of billing milestones on several large contracts.

Costs and estimated earnings in excess of billings on uncompleted contracts at the end of third quarter 2003 was $4,658, which is a decrease of $1,703 or 27% as compared with the year-end 2002 balance. The Company recognizes profit on long-term projects on the percentage of completion basis, which permits earned revenue to be recognized prior to the time that progress payments are billed. When this occurs, amounts are added to this asset account for the recognition of earned revenue prior to the billing of progress payments. The decrease since year-end is due to the timing of billing milestones related to the contracts. Billings are a function of contract terms and do not necessarily relate to the percentage of completion of a project.

Current notes payable balances totaled $0 as compared to the year-end 2002 balance of $500. The balance at the end of 2002 represented a note to Minnesota ASE, LLC that was repaid during September 2003.

Accounts payable and accrued expenses at the end of third quarter 2003 decreased $2,714 or 29% as compared to the year-end 2002 balance. This was primarily due to a decrease in accrued job costs relating to the Singapore wind tunnel project and the timing of accounts payable payments.

                         AERO SYSTEMS ENGINEERING, INC.

Billings in excess of costs and estimated earnings on uncompleted contracts at the end of third quarter 2003 decreased $807 to $2,624 compared to the year-end 2002 balance of $3,431. The decrease since year-end is due to the timing of billing milestones related to contracts. Billings are a function of contract terms and do not necessarily relate to the percentage of completion of a project.

Liquidity and Capital Resources

The Company has consistently relied upon bank credit lines during recent years as a source of its working capital resources and liquidity. During the third quarter 2001, Celsius Inc., which effective July 1, 2003 has been renamed to Saab Holdings U.S., Inc. ("Saab Holdings"), sold 51% of the total outstanding shares of common stock of ASE to Minnesota ASE, LLC. Related to this transaction, the Company secured new bank financing agreements for operating funds and future letter of credit needs. These agreements are asset based collateral agreements, with the funds available under these agreements determined by the available securable assets at any point in time, up to a maximum of $6,000 of operating funds, and previously $4,000 of letter of credit funds. In September of 2003, the Company and the bank executed an amendment to the financing agreements to allow the Company to apply excess operating collateral funds to fund additional letter of credits needed to a maximum of $9,000. Also related to the transaction in September of 2001, Saab Holdings agreed to continue to hold certain existing bank guarantees until maturity that were previously provided to a few of the Company's customers, and Saab Holdings has provided a three year $1,500 loan to the Company at 8% per year, which is subordinated debt under the new bank agreement. The Company provided an indemnification agreement to Saab Holdings to secure Saab Holding's interest in the above items. In March of 2003, in connection with Saab AB providing an extension to a down payment letter of credit to one of the Company's customers, the Company repaid to Saab Holdings, $500 of the $1,500 three-year note. During October of 2003, the Company paid the remaining $1,000 outstanding balance to Saab Holdings and in connection with this payment, Saab Holdings released its security interest in the Company's assets. The average funds available and amounts outstanding on the operating line and letter of credit during the third quarter 2003 were $0 outstanding on $2,946 available and $2,896 outstanding on $4,000 available, respectively.

At the end of the third quarter 2003, the Company had notes payable balances of $1,000 long term and $0 short term. The $1,000 long term notes payable was paid in full in October of 2003.

Capital expenditures for the three months and nine months ended June 30, 2003 were $102 and $559 respectively as compared to $151 and $340 for the same periods last year. Additional capital expenditures will be used to acquire additional equipment for research and development projects, facility improvements and desktop upgrades. We expect the total capital expenditures for the year ending December 31, 2003 to approximate the amount spent for the year ended December 31, 2002.

The Company believes that its bank lines of credit, along with cash flows from continuing operations, are adequate to support the Company's cash needs for the immediate future.

Market Risk

The Company operates on a global basis and, during an average year, generates approximately 50% of its revenues from international customers. This trend has continued for the last five years as foreign airlines and government agencies purchase products that ASE designs and produces. Most of the Company's contracts are denominated in U.S. dollars. However, occasionally certain contracts are denominated in the customer's local currency. Therefore, the Company, as a practice, enters into foreign exchange forward contracts. The face amounts represent U.S. dollar equivalents of a non-U.S. dollar denominated forward contract. The amounts at risk are not material, and the Company has the financial ability to generate cash flows to offset the expected gains or losses when the contracts mature.

                         AERO SYSTEMS ENGINEERING, INC.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company's long-term contracts are substantially denominated in U.S. dollars. In certain circumstances, the Company, as a practice, has hedged its exposure to foreign currency fluctuations. A 10% adverse change in foreign currency rates would not have a material effect on the Company's results of operations or financial position.

The Company is also subject to interest rate risk. The Company has not hedged its exposure to interest rate fluctuations; however, a 10% increase or decrease in interest rates would not have a material effect on the Company's results of operations, fair values, or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (Exchange Act). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our management, including the Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this quarterly report. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2003. There were no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Company's internal controls over financial reporting.

Changes in Internal Controls

We maintain a system of internal accounting controls that are designed to provide reasonable assurances that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the quarter ended September 30, 2003, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of evaluation referenced in the paragraph above.

                         AERO SYSTEMS ENGINEERING, INC.


PART II - OTHER INFORMATION

Item 4: Submission of Matters to a Vote of Security Holders

      (a)   The Company held its annual meeting on September 3, 2003.

      (b) The Company solicited proxies for the annual meeting pursuant to Regulation 14 under the Securities Exchange Act of 1934. The only items on the agenda were to fix the number of directors and to elect the directors. There was no solicitation in opposition to management's nominees as listed in the Company's Proxy Statement prepared for the meeting, and all such nominees were elected.

      The first agenda item was to fix the number of directors at eight. The votes cast for, against and withheld (if any) with respect to this agenda item, and the number of broker non-votes, was as follows:

                                              Number of Votes
                                     ---------------------------------------        Number of
      Agenda Item 1                     For           Against       Withheld     Broker Non-Votes
      -------------                  ---------        -------       --------     ----------------
      Fix the number of
      Directors at eight             4,044,857          2,109          2,125                0

      The second agenda item was to elect the Directors. The nominees consisted of all directors serving as such at the time of the annual meeting, and all such nominees were re-elected as directors. The directors elected consisted of Richard A. Hoel, Charles H. Loux, A. L. Maxson, Dr. Leon E. Ring, James S. Kowalski, Thomas L. Auth, Mark D. Pugliese and Patrick J. Donovan. The votes cast for, against and withheld (if any) with respect to each director and the number of broker non-votes with respect to each such director was as follows:

                                              Number of Votes
                                     ---------------------------------------        Number of
      Name of Director                  For           Against       Withheld     Broker Non-Votes
      ----------------               ---------        -------       --------     ----------------
      Richard A. Hoel                4,047,902              0            919                 0
      Charles H. Loux                4,048,419              0            402                 0
      A. L. Maxson                   4,048,419              0            402                 0
      Dr. Leon E. Ring               4,048,419              0            402                 0
      James S. Kowalski              4,047,902              0            919                 0
      Thomas L. Auth                 4,048,419              0            402                 0
      Mark D. Pugliese               4,048,419              0            402                 0
      Patrick J. Donovan             4,046,712              0          2,109                 0

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

            31.1 Rule 13a-14(a) Certification of Charles H. Loux, Chief Executive Officer

            31.2 Rule 13a-14(a) Certification of Steven R. Hedberg, Chief Financial Officer

            32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

            32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

      (b)   Reports on Form 8-K

            On November the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission, reporting the majority acquisition of Automation, Manufacturing & Robotic Technologies, LLC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: November 10, 2003

                                     AERO SYSTEMS ENGINEERING, INC.

                                              /s/ Charles H. Loux
                                     -------------------------------------------
                                      Charles H. Loux, President and CEO

                                              /s/ Steven R. Hedberg
                                     -------------------------------------------
                                      Steven R. Hedberg, Chief Financial Officer